Form 10-K
period 1994-01-01
ROUNDYS INC
filed 1994-03-31
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C.  20549
			     FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended January 1, 1994
			                       ---------------
				 OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from             to
                      			      -------------  -------------
Commission file number:  2-66296
		                       ---------
                 			   Roundy's, Inc.
- ---------------------------------------------------------------------
	(Exact name of registrant as specified in its charter)

       Wisconsin                                   39-0854535
- -------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

      23000 Roundy Drive
      Pewaukee, Wisconsin                          53072
- ---------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (414) 547-7999

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 1, 1994, 15,500 shares of Class A Common Stock and
1,140,302 shares of Class B Common Stock were outstanding. There is no market for such shares.

		  DOCUMENTS INCORPORATED BY REFERENCE

	    Documents                           Form 10-K Reference
	    ---------                           -------------------
	    Annual Report to Stockholders       Part II, Items 6, 7, 8
	    for the year ended January 1, 1994

The exhibit index to this report will be found on page 26.

PART I

ITEM 1. Business.
	---------
				 GENERAL
				 -------
Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Iowa, Kentucky, Missouri, Pennsylvania, Tennessee and West Virginia. The Company also owns and operates 12 retail warehouse food stores under the name "Pick 'n Save," one limited assortment food store under the name "Price Less Foods," one limited assortment food store under the name "Mor For Less" and five conventional stores under the name "Cardinal Food Gallery" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as its own private labels, including "Roundy's," "Old Time," "Scot Lad," "Spring Lake," "Perfect Match," "Shurfine," "Price Saver," "Buyers' Choice," "Super Choice," "Sunny Valley," "Sunny Acres," "Sunny Acre Farms," "Classic," "Bonnie Blue," "Valu-Check'd," "Gold Coin," and "Meadow Moor Farms."
The Company services 1,130 retail grocery stores and 682 convenience stores.

In addition to the distribution and sale of food and nonfood products, the Company provides specialized support services for retail grocers, including promotional merchandising and advertising programs, accounting and inventory control, store development and financing and assistance with other aspects of store management. The Company maintains a staff of trained retail counselors who advise and assist individual owners and managers with store operations.

Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business Corporation Law. The Company's executive offices are located at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is
(414) 547-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries.

		       OPERATION AS A COOPERATIVE
		       --------------------------
Roundy's operates its food wholesale business as a cooperative and determines its Federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis. Approximately 69% of the outstanding Common Stock of Roundy's [including all Class A (Voting) Common Stock] is owned by the owners ("stockholder-customers") of 155 retail grocery stores serviced by the cooperative. These stockholder-customers receive patronage dividends from Roundy's based on the sales of Roundy's to such stockholder-customers. The patronage dividend is payable in at least 20% in cash and the remainder in Class B Common Stock. Patronage dividends for the last three fiscal years were payable 30% in cash and 70% in Class B Common Stock. Under Subchapter T of the Internal Revenue Code, patronage dividends are deducted by Roundy's, and are generally taxable to the stockholder-customers (including the value of the Class B Common Stock), for Federal income tax purposes.

The subsidiaries of Roundy's do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 975 retail stores and 682 convenience stores and do not receive patronage dividends. In addition, approximately 31% of the outstanding Common Stock of Roundy's is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the consolidated Company, they do not receive patronage dividends and do not own any Class A (Voting) Common Stock.

The applicable laws, regulations, rulings and judicial decisions affecting the determination of whether a corporation qualifies as a cooperative for Federal income tax purposes under Subchapter T of the Internal Revenue Code are subject to interpretation. Management believes that Roundy's qualifies as a cooperative for such purposes. If the Internal Revenue Service were to challenge the cooperative status of Roundy's, and if Roundy's were to be unsuccessful in defending such status, Roundy's might incur a Federal income tax liability with respect to patronage dividends previously paid to stockholder-customers during the tax years in question and deducted by Roundy's. Roundy's thereafter might incur significantly increased consolidated Federal income tax liabilities in future tax years.

		       WHOLESALE FOOD DISTRIBUTION
		       ---------------------------
The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and general merchandise. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 5% of the Company's purchases in fiscal 1993.

The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private labels, including "Roundy's,"
"Old Time," "Scot Lad," "Spring Lake," "Perfect Match," "Shurfine," "Price Saver," "Buyers' Choice," "Super Choice," "Sunny Valley," "Sunny Acres," "Sunny Acre Farms," "Classic," "Bonnie Blue," "Valu-Check'd," "Gold Coin," and "Meadow Moor Farms." Private label product sales for the Company accounted for $137,176,000, $148,074,000 and $128,132,000 of the Company's sales during fiscal 1993, 1992 and 1991, respectively.

Roundy's, exclusive of its subsidiaries, operates as a cooperative with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 36%, 34% and 31% of the Company's consolidated net sales and service fees for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991, respectively. At January 1, 1994, Roundy's had 83 stockholder-customers actively engaged in the retail grocery business, operating a total of 155 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 21 of the 155 retail grocery stores are located (8 are in Illinois and 13 are in Indiana).
At January 1, 1994 the Company had 975 independent retail food stores and 682 convenience store customers. Sales by the Company to the independent retail food and convenience stores accounted for 55%, 56% and 56% of the Company's consolidated net sales and service fees for the fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In an 11 state area the Company serviced 155 retail grocery stores operated by its stockholder-customers, 975 independent retail stores, 682 convenience stores, and 19 Company-owned and operated retail stores during the fiscal year ended January 1, 1994. Of the Company's consolidated net sales and service fees for this period, $459,206,000 or 18.5% were attributable to five customers, with one customer accounting for $169,193,700 or 6.8% of such sales. Approximately 83% or 941 retail store customers purchased less than $3,000,000 each from the Company in the fiscal year ended January 1, 1994. 102 customers owned more than one retail food store, with one customer owning 13 retail food stores.

Services to Customers
- ---------------------
Stockholder-customers are provided, and independent retailers are offered, a variety of services to help them maintain a competitive position within the retail grocery industry. These services include pricing programs, ordering assistance, point-of-sale computer support, detailed reports of purchases, store engineering, retail accounting, group advertising, centralized bakery purchasing, merchandising, insurance, real estate services and retail training. The Company charges its stockholder-customers for some of these services, however, the income generated by such charges is not material. The foregoing services are also available to the Company's independent retailers on a fee basis.

Customer Loans, Guarantees and Leases
- -------------------------------------
The Company has maintained a continuous effort to assist qualified stockholder-customers and independent retailers to remodel and expand existing retail locations and to develop new retail outlets, and has made various loans to these individuals and entities for such purposes.

Loans outstanding as of January 1, 1994 are as follows:

	                            		    Outstanding
              		 Number              Balance     Range of  Range of
              	 	   of    Original     as of     Interest   Maturity
              		 Loans    Amount    Jan. 1,1994  Dates       Dates
	            ----------- ----------- ----------- ---------  ---------
Inventory,
Equipment
Loans             141   $33,967,000 $25,750,400 Variable(1) 1994-2011

- -----------------

	 (1)  Variable rates based on the Company's cost of borrowing.

The Company has guaranteed customer bank loans and customer leases amounting to $4,600,100 and $1,170,300, respectively at January 1, 1994.

The Company has a lease program under which it may, in its discretion, lease prime store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for choice sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1994 to 2018. Aggregate lease rentals received under this program were $18,985,200, $18,590,300 and $17,326,800 in 1993, 1992 and 1991,
respectively.

Marketing and Distribution of Products
- --------------------------------------
The Company generally distributes its various product lines by a fleet of 270 tractor cabs and 650 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments. The Company has retail counselors and merchandising specialists who serve its customers in a variety of ways, including the analysis of and recommendation on store facilities and equipment; development of programs and objectives for establishing efficient methods and procedures for receipt, handling, processing, checkout and other operations; informing customers on latest industry trends; assisting and dealing with training needs of customers; and, if the need arises, acting as liaison or problem solver between the Company and the customers. The retail counselors and specialists are assigned a specific geographic area and periodically visit each customer within their assigned area.

Terms of Sales and Bad Debt Experience
- --------------------------------------
The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are sold on a prearranged "blank check with order" basis, and an account is considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than .28% of sales. In 1993, 1992 and 1991, the Company's bad debt expense was $6,738,600, $5,772,900 and $4,030,300, respectively.

Roundy's stockholder-customers are required to maintain buying deposits with Roundy's equal to the greater of the average amount of a stockholder-customer's purchases over a two-week period of $20,000. The book value of Class A and Class B Common Stock of Roundy's owned by a stockholder-customer is credited against the buying deposit requirement, and Roundy's has a lien against all such stock to secure any indebtedness to Roundy's.

			   RETAIL FOOD STORES
			   ------------------
The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail store and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging in square footage from 34,000 to 65,000 square feet per store. The high value-limited assortment retail stores are designated as "Mor For Less" or "Price Less Foods" which emphasize low cost, high value lines to the customer, with stores ranging in square footage from 15,000 to 24,000 square feet per store. Conventional retail stores operated under the name "Cardinal Food Gallery" or "Buy Low Foods" generally emphasize full service to the customer at competitive prices. These stores range in square footage from 25,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:

     Type of Store                 1993      1992      1991
     -------------                 ----      ----      ----
High Value-Limited Assort-
ment and High Volume-Limited
Service Stores (Warehouse
food stores......................   14        14        19

Conventional Retail Stores.......    5         5         5

Sales of Company-operated stores during the three most recent fiscal years were $238,724,000, $263,189,000 and $304,676,000 for 1993, 1992
and 1991, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.


				EMPLOYEES
				---------
At the end of fiscal year 1993, the Company had employed full-time 1,183 executive, administrative and clerical employees, 1,463 warehouse and processing employees and drivers and 563 retail employees and had employed 1,952 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1994 through 1998. The Company considers its employee relations to be normal. However, during the third quarter of 1991 the Company experienced a 12-week labor dispute at the Milwaukee Division. There have been no other significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

			      COMPETITION
			      -----------
The grocery industry, including the wholesale food distribution business, is characterized by intense competition and low profit margins. The shifting of market share among competitors is typical of the wholesale food business as competitors attempt to increase sales in any given market. In order to compete effectively, the Company must have the ability to meet rapidly fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient delivery, and provide the related services which are required by modern supermarket operations.

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses which market their products directly to retailers, including companies having greater assets and larger sales volume than the Company. Roundy's stockholder-customers and the Company's corporate stores also compete with several chain store organizations which have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national and international businesses. The Company's success is in large part dependent upon the ability of its independent retail customers and its stockholder-customers to compete with larger grocery store chains.

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently and Company-owned stores, continues to be the market share leader with 47% as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 1993.

In competing for customers, emphasis is placed on high quality and a wide assortment of product, low service fees and reliability of scheduled deliveries. The Company believes that the range and quality of other business services provided to retail store customers by the wholesaler are increasingly important factors, and that success in the wholesale food industry is dependent upon the success of the Company's customers who are also engaged in an intensely competitive, low profit margin industry.


ITEM 2.      Properties.
	            -----------
The Company's principal executive offices are located in Pewaukee, Wisconsin. These offices are on an 85-acre site.

Wholesale activities are conducted by the Company from the following warehouses:

	                                          					      Approximate
                                         						       Warehouse
Location                      Products Distributed    Square Footage
- --------                      --------------------    --------------
Wauwatosa, Wisconsin          All product lines,       745,000 (O)
			                           except nonfood products

Mazomanie, Wisconsin          Dry groceries and        225,000 (L)
	                     		      nonfood products

Westville, Indiana            All product lines,       557,000 (L)
	                     		      except nonfood products

Lima, Ohio                    All product lines,       460,000 (O)
	                     		      except produce and
	                     		      nonfood products

Eldorado, Illinois            Dry groceries and        384,000 (O)
	                     		      dairy products

Columbus, Ohio                All product lines,       320,000 (L)
	                     		      except produce

Parkersburg, West Virginia    All product lines,        80,000 (O)
	                     		      except produce

Van Wert, Ohio                Nonfood products         115,000 (L)

Evansville, Indiana           Frozen foods and          94,000 (O)
	                     		      meat

South Bend, Indiana           Frozen foods              84,000 (L)

Muskegon, Michigan            All product lines,       215,000 (O)
	                     		      except produce

	                    		 O = Owned       L = Leased

The Company is subject to regulation by the United States Food and Drug Administration and to certain state and local health regulations in connection with the operations of its facilities and its wholesale food business. The Company has not been subject to any actions brought under such regulations in the past five years.

Transportation
- --------------
The Company's transportation fleet for distribution operations as of January 1, 1994 consisted of 270 tractor cabs, 650 trailers and 20 straight delivery trucks. In addition, the Company owns 60 automobiles and an airplane. Approximately 75% of the fleet is owned by the Company and the balance is leased.


Computers
- ---------
The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The computer systems are adequate for the Company's operations.

ITEM 3.  Legal Proceedings.
	        ------------------
Roundy's is not involved in any material litigation as either a plaintiff or defendant, nor is any other material litigation contemplated by Roundy's or, to the best of its knowledge, threatened against it.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
	        ----------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the 1993 fiscal year.

				PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
	        Stockholder Matters.
       	 ----------------------------------------------------
The transfer of shares of Roundy's Class A Common Stock and Roundy's Class B Common Stock is restricted and there is no market for Roundy's stock. On January 1, 1994 an aggregate of 250 persons held shares of Roundy's Class A and/or Class B Common Stock. There is also no market for Roundy's Voting Trust Certificates and there were 83 holders of such Certificates on January 1, 1994. Except for patronage dividends (see
Item 1, Business, and Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
	        ------------------------
The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 1994 (the "Annual Report") under the caption "Selected
Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial Conditions
	        and Results of Operations.
       	 ------------------------------------------------------------
The information required by this Item is incorporated by reference from the Annual Report under the caption "Financial and Operational Review."

ITEM 8.  Financial Statements and Supplementary Data.
	        --------------------------------------------
The required Financial Statements are incorporated by reference from the Annual Report; see response to Item 14(a)(1), of this report. The required financial statement schedules are filed with this report; see the response to Item 14(a)(2) of this report. Supplementary data is not furnished pursuant to Item 30(a)(5) of Regulation S-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
	        and Financial Disclosure.
       	 -----------------------------------------------------------
None.



			       PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons
	        of the Registrant.
       	 ------------------------------------------------------------
The Directors and Executive Officers of Roundy's are as follows:


	                     		     Position(s) Held with Roundy's
      Name             Age   and Business Experience
- ------------------    ----   ------------------------------
John R. Dickson        63    Chairman and Chief Executive Officer since
                     			     1993; President and Chief Executive
                     			     Officer 1986-1993; Director since 1986
	                     		     (term expires 1995)

Gerald F. Lestina      51    President and Chief Operating Officer
	                     		     since 1993; Vice President of Wisconsin
                     			     Region 1992-1993; President of Milwaukee
                     			     Division 1986-1993; Director since 1991
                     			     (term expires 1996)

Robert D. Ranus        53    Vice President and Chief Financial Officer
	                     		     since 1987; Director since 1987 (term
                     			     expires 1994)

David C. Busch         45    Vice President of Administration since
	                     		     1993; Vice President of Human Resources
                     			     1990-1993; Director of Human Resources
                     			     1988-1989

Edward G. Kitz         40    Vice President & Treasurer since 1989;
	                      	     Vice President & Controller 1985-1988

Michael J. Schmitt     45    Vice President, Northern Region since
	                     		     1992; Vice President and General Manager
                     			     of Milwaukee Division 1991; Vice President
                     			     of Retail Development 1990-1991; Director
                     			     of Retail Development 1988-1990

Robert G. Turcott      49    Vice President, Secretary and General
	                     		     Counsel since 1987

Roger W. Alswager      45    Vice President of Real Estate and Develop-
	                     		     ment since 1989; Director of Real Estate
                     			     and Development 1986-1988

Londell J. Behm        43    Vice President of Advertising since 1987

John M. Granger        47    Vice President of Management Information
	                     		     Services since 1990; Vice President of
                     			     Management Information Systems, Richfood,
                     			     Inc. 1987-1990

Charles H.             51    Vice President, Logistics and Planning
Kosmaler, Jr.                since 1993; Vice President of Adminis-
	                     		     trative Efficiencies 1992-1993; Vice
                     			     President and Financial Operating Officer
                     			     1990-1991; Vice President of Finance,
                     			     Milwaukee Division 1988-1989

Marion H. Sullivan     47    Vice President of Marketing since 1989;
	                     		     President of Pick 'n Save 1989-1990;
                     			     Executive Vice President and Chief
                     			     Operating Officer, Pick 'n Save 1987-1988

Robert A. Farrell      40    Director since 1991 (term expires 1994);
	                     		     President of Ultra Mart, Inc., Menomonee
                     			     Falls, Wisconsin

Gary N. Gundlach       50    Director since 1990 (term expires 1996);
	                     		     President of G.E.M., Inc., McFarland,
                      		     Wisconsin

George C. Kaiser       61    Director since 1986 (term expires 1995);
	                     		     Chairman and Chief Executive Officer,
                      		     Hanger Tight Company since 1988; Chief
                     			     Executive Officer, George C. Kaiser and
                     			     Co. since 1988; Director of The Baird
                     			     Funds, Inc. since 1992

George E. Prescott     46    Director since 1986 (term expires 1995);
	                     		     President and Chief Executive Officer of
                     			     Prescott's Supermarkets, Inc., West Bend,
                     			     Wisconsin

Brenton H. Rupple      69    Director since 1993 (term expires 1996);
	                     		     Retired Chairman of Robert W. Baird & Co.,
                     			     Milwaukee, Wisconsin

Robert R. Spitzer      71    Director since 1991 (term expires 1994);
	                     		     President Emeritus of Milwaukee School of
                     			     Engineering, Milwaukee, Wisconsin

Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the nine members of the Board of Directors, three are currently Executive Officers of Roundy's (Messrs. Dickson, Lestina and Ranus) and three are stockholder-customers of Roundy's (Messrs. Farrell, Gundlach and Prescott). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; therefore, at any time there should be three "Retailer Directors" serving.

ITEM 11. Executive Compensation.
	        -----------------------
The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").

	                 	       SUMMARY COMPENSATION TABLE

	                                         					       Long-Term
                                       			 			       Compensation
                                       		 				       ------------
                                         						       Securities
Name and                                               Underlying   All Other
Principal                   Annual Compensation        (A)Options  Compensation
Position            Year     Salary    Bonus(1)        (B)SARs       (2)  (3)
- -------------------------------------------------------------------------------
					                                                 		(A)    (B)
                                          						       -----  -----
John R. Dickson     1993    $456,675    $60,000        6,000    -    $25,621
Chairman and        1992     436,047     20,750        5,000    -     56,804
Chief Executive     1991     397,500     51,680       10,000    -        -
Officer

Gerald F. Lestina   1993     193,605     63,127        4,000    -      7,367
President and Chief 1992     170,682     34,059        2,500    -      6,699
Operating Officer   1991     119,000     15,833        5,000    -        -

Robert D. Ranus     1993     181,125     62,500        3,000    -      9,527
Vice President and  1992     178,365     30,000        2,500    -      9,054
Chief Financial     1991     167,500     34,000        5,000    -        -
Officer

Terrance Kapron     1993     155,000     50,000           -      -     6,734
Vice President of   1992     144,846      7,500          500    500    6,462
Operations          1991     125,000     20,400        1,000  1,000      -

Marion H. Sullivan  1993     116,000     22,936           -     500    7,324
Vice President of   1992     114,154     31,157          500    500    6,730
Marketing           1991     107,000     41,186        1,000  1,000      -

(1) Represents amounts paid in the year indicated for performance in the previous year.
(2) Information for years ending prior to December 15, 1992 is not required to be disclosed in the "All Other Compensation" column.
(3) The amounts shown in this column for 1993 and 1992, respectively, were derived from the following figures. Mr. Dickson: $13,390 and $44,640 representing the current dollar value of the benefit to Mr. Dickson of the premium paid by Roundy's for the split dollar life insurance policy covering Mr. Dickson; $9,982 and $9,982 - Roundy's paid term life insurance premium; $2,249 and $2,182 - Roundy's contribution to the 401(k) plan. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the other named executive officers are shown below. For 1993 - Mr. Lestina: $5,118 and $2,249. Mr. Ranus: $7,278 and $2,249. Mr. Kapron: $4,945 and
      $1,789.  Mr. Sullivan:  $5,584 and $1,740.  For 1992 - Mr.
      Lestina:  $4,883 and $1,816.  Mr. Ranus:  $7,161 and $1,893.  Mr.
      Kapron:  $4,920 and $1,542.  Mr. Sullivan:  $5,519 and $1,211.

The executive officers of Roundy's are each covered by $250,000 of executive equity life insurance. In addition, executives, except Mr. Dickson, are covered by a group life carve-out plan in the amount of three times salary, which is in lieu of the group term life insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan. Mr. Dickson is covered under a split dollar insurance program in the amount of $1,500,000 for a 10-year term of which Roundy's will pay 90% of the premium and Mr. Dickson 10% of the premium with Roundy's retaining all cash value in the policy unless Mr. Dickson exercises an option to purchase the cash value. The executive officers of Roundy's are also covered by an executive disability income insurance wrap-around plan which is in addition to the disability income insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan.

The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $3,000,000. Under this authority, there is one guaranty outstanding at January 1, 1994 for a loan in the amount of $400,000 for John R. Dickson.

The Company has Deferred Compensation Agreements with certain executive officers, including Messrs. Dickson, Lestina, Ranus and Sullivan. The Deferred Compensation Agreements provide generally that upon the occurrence of a change in control of the Company, the Company shall pay to the employee deferred compensation equal to the sum of the employee's then current annual salary plus any bonus which may have been paid to the employee within the fiscal year of the Company preceding the change in control plus any other deferred compensation which may accrue to the employee for the fiscal year of the Company preceding the change in control under any deferred compensation plan or agreement plus the value of any health or life insurance benefits. The deferred compensation amount must be paid in a single payment six months following the date of occurrence of the change in control or, if employee should be terminated following the change in control, within thirty days of the date of such termination, whichever occurs earlier.

Roundy's has an employment agreement with John R. Dickson. This agreement has a three-year term ending June 30, 1995. The agreement states that as Chief Executive Officer, Mr. Dickson will receive an annual base salary of $445,000 for the first year. Thereafter, each July 1, this base salary shall be increased in an amount equal to the rate of inflation in the Consumer Price Index For All Urban Consumers (CPI-U) for all items for the previous 12 months ended December 31 of the preceding year, but in no event shall the increase be less than 3%. All or part of this salary may be deferred upon Mr. Dickson's request. Mr. Dickson is included in the bonus program for executives at an amount not to exceed 20% of his base salary, which may be deferred upon Mr. Dickson's request. The agreement also provides for certain health insurance, disability income and other benefits for Mr. Dickson and his wife, until their deaths, in addition to those provided to officers in general. During the term of his employment with Roundy's and for a period of one year following termination, either voluntary or involuntary, Mr. Dickson agrees not to compete with Roundy's within 150 miles of any company operated retail or wholesale facility operated at any time during the term of the agreement. Also under certain conditions specified in the agreement, Mr. Dickson may extend the Exercise Period of the stock options granted to him under the 1991 Stock Incentive Plan.

Mr. Dickson also has a Supplemental Pension Plan Agreement with Roundy's which provides additional retirement benefits of $15,625 per month for each month of Mr. Dickson's employment. The benefit may accrue for 96 months to July 1, 1995 at which time the maximum benefit will be $1,500 per month, or $18,000 per year. Mr. Dickson is currently 80% vested in these benefits pursuant to a schedule that results in 100% vesting on July 1, 1995.

Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Executive Compensation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on the vesting rate which ranges from 20% at the date of grant to 100% eight years from the date of grant. SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the book value per share of the Company's common stock as of the last day of the Company's fiscal year immediately preceding the date the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

The following tables provide information on the Named Executive
Officers' option and SAR grants in 1993, option and SAR exercises in 1993 and the value of unexercised options at January 1, 1994.

                		     OPTION AND SAR GRANTS IN 1993

	                                                     							   Potential
                                                     								   Realizable
                                                      								   Value at
                                                      								   Assumed
                          				% of                              Annual Rates
            		    Number of   Options/    Exer-                   of Stock
            	    Securities    SARs       cise                      Price
           		    Underlying  Granted      or                    Appreciation
            	    (A)Options    to        Base                  for Option
               		   (B)SARs   Employees    Price   Expiration      Terms
  Name              Granted    in 1993(1) ($/Share)    Date      5%($)   10%($)
- ------------------ ---------- ---------- --------- ----------  -------  -------
John R. Dickson    (A)6,000      40.0      65.10   11/30/2003  245,640  622,500
	              	   (B)   -         -         -         -          -        -

Gerald F. Lestina  (A)4,000      26.7      65.10   11/30/2003  163,760  415,000
	              	   (B)   -         -         -         -          -        -

Robert D. Ranus    (A)3,000      20.0      65.10   11/30/2003  122,820  311,250
	              	   (B)   -         -         -         -          -        -

Marion H. Sullivan (A)   -         -         -         -          -        -
	              	   (B)  500      10.0      65.10   11/30/2003   20,470   51,875

(1) Roundy's granted options representing 15,000 shares and 5,000 freestanding SARs to employees in 1993.


              		  Aggregated Option/SAR Exercises in 1993
              		     and 1993 Year-End Option Values
             		  ---------------------------------------


	                                   				  Number of        Value ($)
                                   					  Unexercised      of Unexercised
              		   Shares                 (A)Options       In-The-Money
              		   Acquired               (B)SARs          (A)Options
              		   on Exercise             at 1/1/94       (B)SARs at 1/1/94
              		   (A)Options   Value($)  Exercisable/     Exercisable/
      Name         (B)SARs      Realized  Unexercisable    Unexercisable
- ------------------ -----------  --------  --------------   ------------------
John R. Dickson    (A)15,333     141,165     -  / 5,667         -  / 47,704
		                 (B)   -           -          -                  -
Gerald F. Lestina  (A)   -           -    7,999 / 3,501    122,973 / 28,227
              		   (B)   -           -          -                  -
Robert D. Ranus    (A)   -           -    7,666 / 2,834    120,791 / 23,859
              		   (B)   -           -          -                  -
Marion H. Sullivan (A)   -           -      550 /   950      9,355 / 15,645
              		   (B)   -           -      650 / 1,350     10,010 / 18,265

Benefits under the Roundy's, Inc. Retirement Plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by 1% of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years.

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on January 1, 1994, at the age of 65:

Average Annual
Compensation
During Last                   Annual Pension After Specified
Five Completed                   Years of Credited Service
Calendar Years   15 Years   20 Years   25 Years   30 Years   35 Years
- --------------   ----------------------------------------------------

$125,000         $37,500    $50,000    $62,500    $68,800    $75,000
 150,000          45,000     60,000     75,000     82,500     90,000
 175,000          52,500     70,000     87,500     96,300    105,000
 200,000          60,000     80,000    100,000    110,000    118,800
 225,000          65,800     87,700    109,600    118,800    118,800
 250,000          65,800     87,700    109,600    118,800    118,800
 300,000          65,800     87,700    109,600    118,800    118,800
 400,000          65,800     94,000    118,800    118,800    118,800
 450,000          70,500    105,800    118,800    118,800    118,800
 500,000          78,400    117,500    118,800    118,800    118,800

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1993; outside Directors each received $12,500, prorated on an annual basis, plus $500 per meeting for their services during 1993.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
	 ---------------------------------------------------------------
Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common Stock, $1.25 par value, and 2,400,000 shares of
Class B Common Stock, $1.25 par value.  On January 1, 1994, 15,500 shares of Class A Common Stock and 1,140,302 shares of Class B Common
Stock were outstanding.  Holders of Roundy's Class A Common Stock are entitled to one vote for each share held, on all matters which are submitted to a vote of stockholders.  Except as otherwise required by law, holders of Roundy's Class B Common Stock are not entitled to vote on any matter submitted to a vote of the stockholders.

Roundy's has a Voting Trust which was established in 1971 (amended and restated during 1983 and amended in 1986), as the successor to an initial voting trust created at the time of the organization of Roundy's, and which will terminate in 1997. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. On January 1, 1994, all of the outstanding shares of Roundy's Class A Common Stock held by current stockholder-customers were on deposit in the Voting Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but three of the Directors (there are currently nine Directors). On other matters submitted to a vote of stockholders, the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of a majority of the holders of outstanding Voting Trust Certificates (with each share of Class A
Common Stock in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Gerald F. Lestina, Robert G.
Turcott, Charles E. Stenicka, Duane G. Tate, John A. McAdams, and
Charles R. Bonson.  Mr. Lestina is a member of Roundy's Board of
Directors. Mr. Tate is President and Stockholder of Tate Foods, Inc., a stockholder-customer of Roundy's. Mr. McAdams is President and Stockholder of McAdams, Inc., a stockholder-customer of Roundy's. Mr.
Bonson is President and Stockholder of Bonson's Foods, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor
Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three
Trustees acting as such at all times, and one Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

Woodman's Food Market, Inc. (2919 North Lexington, Janesville, Wisconsin
53545) is the record owner of 99,334 shares (or 8.71%) of the Roundy's
Class B Common Stock outstanding on January 1, 1994. Voting and investment power over the shares owned by Woodman's Food Market, Inc. is solely held by its owner, Willard R. Woodman, Jr. McAdams, Inc. (36933
West Plank Road, Oconomowoc, Wisconsin 53066) is owner of 61,038 shares
(or 5.35%) of the Roundy's Class B Common Stock outstanding on January
1, 1994. Voting and investment power over the shares owned by McAdams, Inc. is solely held by its owner, John A. McAdams. Prescott's
Supermarkets, Inc. (1719 South Main, P.O. Box 818, West Bend, Wisconsin
53095) is owner of 59,337 shares (or 5.20%) of the Roundy's Class B
Common Stock outstanding on January 1, 1994. Voting and investment power over the shares owned by Prescott's Supermarkets, Inc. is solely held by its owner, George E. Prescott. Martin's Super Markets, Inc.

(P.O. Box 2709, South Bend, Indiana 46680) is the record owner of 1,300 shares (or 8.39%) of the Roundy's Class A Common Stock outstanding on
January 1, 1994. Voting and investment power over the shares owned by Martin's Super Markets, Inc. is jointly held by its shareholders, Robert
E. Bartels and Nancy J. Bartels.  Mega Marts, Inc. (6312 South 27th
Street, Oak Creek, Wisconsin 53154) is owner of 1,200 shares (or 7.74%) of the Roundy's Class A Common Stock and 68,339 shares (or 5.99%) of the
Roundy's Class B Common Stock outstanding on January 1, 1994. Voting and investment power over the shares owned by Mega Marts, Inc. is solely held by its owner, David A. Ulrich. No other person (person or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's
Class A Common Stock or Roundy's Class B Common Stock.  Except for
Martin's Super Markets, Inc. and Mega Marts, Inc. mentioned above, no other person owns of record or is known by Roundy's to own beneficially more than 5% of the Voting Trust Certificates issued by the Trustees of the Roundy's Voting Trust with respect to shares of Roundy's Class A
Common Stock deposited with the Trustees.

The following table sets forth the beneficial ownership of equity securities of Roundy's by each Director at January 1, 1994, together with the beneficial ownership of equity securities by all Directors and Officers as a group:

	                                    			     Beneficial        Percent
Title of Class    Beneficial Owner          Ownership(1)       of Class
- --------------    ------------------       -----------------   --------

Class B Common    John R. Dickson          20,333 shares (2)    1.78%
Class B Common    Gerald F. Lestina        11,105 shares (3)    0.97%
Class B Common    Robert D. Ranus          11,891 shares (4)    1.04%
Class B Common    George C. Kaiser          2,500 shares (5)    0.22%
Class B Common    Robert R. Spitzer           200 shares        0.02%
Class A Common    George E. Prescott          500 shares (6)    3.23%
Class B Common    George E. Prescott       59,337 shares (6)    5.20%
Class A Common    Gary N. Gundlach            500 shares (7)    3.23%
Class B Common    Gary N. Gundlach         14,148 shares (7)    1.24%
Class A Common    Robert A. Farrell           600 shares (8)    3.87%
Class B Common    Robert A. Farrell        27,415 shares (8)    2.40%

Class A Common    All Directors and
	              	  Officers as a Group
              		  (3 persons, including
              		  the above)                1,600 shares       10.32%

Class B Common    All Directors and
	              	  Officers as a Group
              		  (18 persons, including
              		  the above)              156,637 shares (9)   13.49%

(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2)  Includes 3,000 shares owned by the estate of Nancy B. Dickson.
     There are no options for shares that are currently exercisable and options for an additional 5,667 shares that have been granted that are not currently exercisable are not included.
(3) Includes options for 7,999 shares that are currently exercisable but does not include options for an additional 3,501 shares that have been granted.
(4) Includes options for 7,666 shares that are currently exercisable but does not include options for an additional 2,834 shares that have been granted.
(5)  Relates to shares owned by First Wisconsin Trust Company as
     Trustee of George Kaiser Profit Sharing Plan.
(6) Relates to shares owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is principal shareholder.
(7) Relates to shares owned by Gary N. Gundlach, as sole proprietor or G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(8) Relates to shares owned by Ultra Mart, Inc. of which Mr. Farrell is principal shareholder.
(9) Includes options for 20,465 shares that are currently exercisable but does not include options for an additional 21,202 shares that have been granted.

ITEM 13. Certain Relationships and Related Transactions.
	        -----------------------------------------------
Messrs. Farrell, Prescott and Gundlach, customer-directors of Roundy's, and Messrs. Duane G. Tate, Charles R. Bonson and John A. McAdams,
Trustees of the Voting Trust, each own and/or operate retail food stores which purchase merchandise from Roundy's as a supplier in the ordinary course of business.  Retail food stores owned by customer-directors or
Retailer Trustees purchase from Roundy's on the same basis and conditions as all other stockholder-customers of Roundy's.  During the last three years, the aggregate amount of purchase from Roundy's for each of the foregoing were as follows:

	                     		  1993              1992              1991
              		      ------------      ------------      ------------
Robert A. Farrell      $74,630,000       $74,523,000       $57,638,000
George E. Prescott      50,356,000        43,976,000        34,917,000
Gary N. Gundlach        28,110,000        22,202,000        17,132,000
Duane G. Tate           18,334,000        14,003,000        11,116,000
John A. McAdams         62,838,000        61,038,000        56,802,000
Charles R. Bonson        5,580,000         5,292,000         5,035,000

Woodman's Food Market, Inc., owner of 8.71% of Roundy's Class B Common
Stock, had aggregate purchases from Roundy's of $52,085,000, $48,878,000, and $44,769,000 for 1993, 1992 and 1991, respectively.

Martin's Super Markets, Inc., owner of 8.39% of Roundy's Class A Common
Stock, has aggregate purchases from the Company of $65,988,000, $61,330,000 and $55,012,000 for 1993, 1992 and 1991, respectively.

Mega Marts, Inc., owner of 7.74% of Roundy's Class A Common Stock, has aggregate purchases from Roundy's of $169,194,000, $141,452,000, and $120,207,000 for 1993, 1992 and 1991, respectively.

Ultra Mart, Inc. agreed to sublease land and buildings from the Company for periods of one to 20 years at seven store sites, for an aggregate annual rental of approximately $2,151,000.

Prescott's Supermarkets, Inc. agreed to sublease land and buildings from the Company for periods of four to 19 years at six store sites, for an aggregate annual rental of approximately $1,268,000.

George E. Prescott, a customer-director of Roundy's, is also a director of Performance Foods of Shawano, Inc., another customer-stockholder of Roundy's.

Gary N. Gundlach and G.E.M., Inc. have agreed to sublease land and buildings from the Company for periods of three to 18 years at four store sites, for an aggregate annual rental of approximately $731,000.

Tate Foods, Inc. agreed to sublease land and buildings from the Company for periods of four to 17 years at four store sites, for an aggregate annual rental of approximately $405,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of one to 17 years at four store sites, for an aggregate annual rental of approximately $629,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of one to 20 years at seven store sites, for an aggregate annual rental of approximately $1,929,000.

In January, 1993 Ultra Mart, Inc. issued a promissory note to Roundy's,
Inc. in the amount of $393,600.  The amount outstanding as of February
26, 1994 was $314,800.

In April, 1993, Tate Foods, Inc. issued promissory notes to Roundy's,
Inc. in the amount of $601,300.  The amount outstanding as of February
26, 1994 was $531,300.

The Company has guaranteed $484,900 of notes which mature in December of 1997 for Tate Foods, Inc., of which Duane G. Tate is President and stockholder.


			       PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
	        on Form 8-K.
       	 -------------------------------------------------------
(a)(1)      Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended January 1, 1994, filed as an exhibit hereto:

      Independent Auditors' Report
      Statements of Consolidated Earnings for each of the three years
	            in the period ended January 1, 1994
      Consolidated Balance Sheets at January 1, 1994 and January
	            2, 1993
      Statements of Consolidated Stockholders' Equity for each of
	            the three years in the period ended January 1, 1994
      Statements of Consolidated Cash Flows for each of the three
         	   years in the period ended January 1, 1994
      Notes to Financial Statements

(a)(2)      Financial Statement Schedules as of January 1, 1994

	                                                							 Page
                                                								 ----
	    Independent Auditors' Report.......................   22

	    Schedule VII - Guarantees of securities
	              		      of other issuers.................   23
	    Schedule VIII - Valuation and qualifying
			                    accounts.........................   24

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)      Exhibits

3.1 Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 4.1 of Registrant's
      Registration Statement on Form S-2 (File No. 2-94485) dated
      December 5, 1984.
3.2 By-Laws of the Company as amended December 9, 1986, incorporated herein by reference to Exhibit 3.2 of Registrant's
      Annual Report on Form 10-K for fiscal year ended January 3,
      1987, filed with the Commission on April 3, 1987.
3.3   1988-1 By-Law Amendments incorporated herein by reference to
      Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988, filed with the Commission on April 1, 1988.
3.4 Amendment of By-Law Section 5.01, incorporated herein by reference to Exhibit 3.4 of Registrant's Annual Report on Form
      10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990.
3.5 Amendment of By-Law Section 7.10, 7.11 and 7.12, incorporated herein by reference to Exhibit 3.5 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 29, 1990, filed with the Commission on March 28,1991.
4.1   Modification Letter dated March 1, 1989 to Note Purchase
      Agreement dated September 1, 1987 between Roundy's, Inc. and
      Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.1 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December
      31, 1988, filed with the Commission on March 31, 1989.
4.2   Note Agreement dated March 1, 1989, between Roundy's, Inc. and
      Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.2 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December
      31, 1988, filed with the Commission on March 31, 1989.
4.3 Modification Letter dated March 20, 1990 to Modification Letter dated March 1, 1989 and to Note Purchase Agreement dated March
      1, 1989 between Roundy's, Inc. and Teachers Insurance and
      Annuity Association of America, incorporated herein by reference to Exhibit 4.3 of Registrant's Annual Report on Form
      10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990.
4.4   Credit Agreement dated March 6, 1989, between Roundy's, Inc.
      and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 31, 1989.
4.5 Amendment No. 1 dated April 13, 1990 to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 27, 1990.
4.6   Policy Relating to Redemption of Stock by Inactive Customer
      Shareholders and Former Employees (Effective as of January 1,
      1991), incorporated herein by reference to Exhibit 4.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, filed with the Commission on March 28,
      1991.
4.7   Amendment No. 2 dated October 9, 1991 (effective October 24,
      1991) to the Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.7 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December
      28, 1991, filed with the Commission on March 26, 1992.
4.8   Amendment No. 3 dated December 9, 1991 (effective December 30,
      1991) to the Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.8 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December
      28, 1991, filed with the Commission on March 26, 1992.
4.9   Note Agreement dated December 15, 1991 (effective December 30,
      1991), between Roundy's, Inc. and Massachusetts Mutual Life
      Insurance Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December
      28, 1991, filed with the Commission on March 26, 1992.
4.10  Amendment No. 4 dated December 14, 1992 (effective December 15,
      1992) to the Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30,
      1993.
4.11  Note Agreement dated December 15, 1992 between Roundy's, Inc.
      and Connecticut Mutual Life Insurance Company, The Ohio
      National Life Insurance Company, Provident Mutual Life
      Insurance Company of Philadelphia, Providentmutual Life and
      Annuity Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha Life
      Insurance Company, incorporated herein by reference to Exhibit
      4.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March
      30, 1993.
4.12  Policies relating to Roundy's Issuance and Sales and Redemptions/
      Repurchases of its Stock (effective as of January 1, 1994).
4.13  Amendment No. 5 dated December 15, 1993 (effective December 13,
      1993) to the Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent).
4.14  Note Agreement dated December 22, 1993 (effective December 22,
      1993), between Roundy's, Inc. and The Variable Annuity Life
      Insurance Company, The Life Insurance Company of Virginia,
      Phoenix Home Life Mutual Insurance Company, Phoenix American
      Life Insurance Company, Washington National Insurance Company, and TMG Life Insurance Company.
9     Amended and Restated Voting Trust Agreement dated September 16,
      1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended
      December 31, 1983, filed with the Commission on March 30, 1984.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to Amended and
      Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration
      Statement on Form S-2 (File No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting Trust
      Agreement, incorporated herein by reference to Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2-
      66296), dated April 29, 1987.

10.1 Employment Agreement dated July 1, 1992 between the Registrant and John R. Dickson, incorporated herein by reference to
      Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993.
10.2  Roundy's, Inc. Supplemental Pension Plan Agreement, effective
      July 1, 1987 between the Registrant and John R. Dickson, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30,
      1993.
10.3 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Dickson, Ranus, Lestina and Sullivan, incorporated herein by reference to
      Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the Commission on March 30, 1990.
10.4  Directors and Officers Liability and Corporation Reimbursement
      Policy issued by American Casualty Company of Reading,
      Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3,
      1987.
10.4(a)Declarations page for renewal of Directors and Officers
      Liability and Corporation Reimbursement Policy.
10.5 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30,
      1993.
13.   1993 Annual Report to Stockholders of Roundy's, Inc.
21.   Subsidiaries of Roundy's, Inc.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1993.



INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc.
and its subsidiaries as of January 1, 1994 and January 2, 1993, and for each of the three years in the period ended January 1, 1994, and have issued our report thereon dated February 28, 1994; such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Roundy's, Inc., listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELIOTTE & TOUCHE

Milwaukee, Wisconsin
February 28, 1994

	                                                 						     SCHEDULE VII




	                  	     ROUNDY'S, INC. AND SUBSIDIARIES

                          			  January 1, 1994
                  		GUARANTEES OF SECURITIES OF OTHER ISSUERS


Name of Issuer          Title of Issue
of Securities           of Each Class        Total Amount
Guaranteed by           of Securities        Guaranteed &   Nature of
Registrant              Guaranteed           Outstanding    Guarantee
- --------------------    ------------------   -------------- -----------
Performance Foods       Note dated            $250,000      Principal &
of Shawano, Inc.        September 7, 1990                   Interest
Tate Foods, Inc.        Note dated             413,900      Principal &
	                     		December 31, 1993                   Interest
Tate Foods, Inc.        Note dated              71,000      Principal &
                     			April 20, 1992                      Interest
Harrisburg Mad          Note dated             227,600      Principal &
Pricer, Inc.            June 28, 1991                       Interest
Spiegelhoff & Bartell   Note dated             214,700      Principal &
Enterprises, Inc.       February 13, 1992                   Interest
Johanneson's of         Note dated             212,000      Principal &
Wisconsin, Inc.         November 16, 1992                   Interest
Wilson Cardinal         Note dated             109,000      Principal &
Markets, Inc.           February 15, 1993                   Interest
Witbeck's, Inc.         Note dated             178,500      Principal &
                     			December 8, 1993                    Interest
G & G Foods, Inc.       Note dated           2,000,000      Principal &
                     			June 28, 1993                       Interest
John R. Dickson         Note dated             400,000      Principal &
                      		December 23, 1993                   Interest
Eastview Markets, Inc.  Note dated             240,000      Lease
                     			November 30, 1992                   Rentals
William P. Cain         Note dated              76,400      Principal &
                     			July 17, 1992                       Interest
Norwalk                 Real Estate Lease        8,400      Lease
                     			June 14, 1979                       Rentals
Scranton's-West Milton  Real Estate Lease      136,000      Lease
                     			April 30, 1980                      Rentals
Mount Vernon            Note dated             360,000      Principal &
                     			January 29, 1986                    Interest
Englewood               Real Estate Lease      356,600      Lease
                     			February 2, 1987                    Rentals
Tremont                 Real Estate Lease       62,800      Lease
                     			May 12, 1990                        Rentals
Kitchens                Real Estate Lease       87,000      Lease
                     			December 13, 1989                   Rentals
Clark's Finer Foods     Real Estate Lease      366,500      Lease
                      		October 2, 1986                     Rentals
					                                       ----------
                                   					    $5,770,400
                                   					    ==========

None of the above securities were owned by the registrant, none were held in the treasury of the issuer and none were in default.


                				    ROUNDY'S, INC. AND SUBSIDIARIES                                SCHEUDLE VIII
				                    ===============================
                				   VALUATION AND QUALIFYING ACCOUNTS
- -------------------------------------------------------------------------------------------------------
     	COLUMN A                     COLUMN B         COLUMN C                 COLUMN D        COLUMN E
- -------------------------------------------------------------------------------------------------------
					                                              	ADDITIONS
				                                             	 	---------
						                                                (1)          (2)
                   				            Balance at       Charged to   Charged                      Balance
				                               Beginning        Costs and   to Other                      at End
	  Description                     of Period        Expenses    Accounts     Deductions(A)   of Period
- -------------------------------------------------------------------------------------------------------
YEAR ENDED January 1, 1994:
    Allowance for Losses:
    Current receivables..........  $7,578,200       $6,738,600               $5,550,300     $8,766,500
    Notes receivable, long-term..   1,483,000             -                        -         1,483,000

YEAR ENDED January 2, 1993:
    Allowance for Losses:
    Current receivables..........  $7,038,900       $4,289,900               $3,750,600     $7,578,200
    Notes receivable, long-term..      -             1,483,000                   -           1,483,000

YEAR ENDED December 28, 1991:
    Allowance for Losses:
    Current receivables..........  $5,422,100       $4,030,300               $2,413,500     $7,038,900

(A)   Amounts in Column D represent charges made for the purpose the allowance

                 			       SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

	                                         					ROUNDY'S, INC.


JOHN R. DICKSON                                 ROBERT D. RANUS
- ------------------------                        ------------------------
By: John R. Dickson                             By: Robert D. Ranus
(Principal Executive Officer)                   (Principal Financial
						Officer and Principal
						Accounting Officer)


Date: March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:


JOHN R. DICKSON                                 GEORGE E. PRESCOTT
- ------------------------                        ------------------------
John R. Dickson                                 George E. Prescott
March 28, 1994                                  March 28, 1994
(Director)                                      (Director)


GERALD F. LESTINA                               ROBERT D. RANUS
- ------------------------                        ------------------------
Gerald F. Lestina                               Robert D. Ranus
March 28, 1994                                  March 28, 1994
(Director)                                      (Director)


GEORGE C. KAISER                                GARY N. GUNDLACH
- ------------------------                        ------------------------
George C. Kaiser                                Gary N. Gundlach
March 28, 1994                                  March 28, 1994
(Director)                                      (Director)


BRENTON H. RUPPLE                               ROBERT R. SPITZER
- ------------------------                        ------------------------
Brenton H. Rupple                               Robert R. Spitzer
March 28, 1994                                  March 28, 1994
(Director)                                      (Director)


ROBERT A. FARRELL
- ------------------------
Robert A. Farrell
March 28, 1994
(Director)

	                		   INDEX TO EXHIBITS




Exhibit                  Description                                Page
- --------               ---------------                              ----

4.12   Policies relating to Roundy's Issuance and Sales and           27
       Redemptions/Repurchases of its stock (effective as of January 1, 1994).

4.13   Amendment No. 5 dated December 15, 1993 (effective             32
       December 13, 1993) to the Credit Agreement dated
       March 6, 1989, between Roundy's, Inc. and The Chase
       Manhattan Bank, N.A. (as agent).

4.14   Note Agreement dated December 22, 1993 (effective              59
       December 22, 1993), between Roundy's, Inc. and The
       Variable Annuity Life Insurance Company, The Life
       Insurance Company of Virginia, Phoenix Home Life
       Mutual Insurance Company, Phoenix American Life
       Insurance Company, Washington National Insurance
       Company, and TMG Life Insurance Company.

10.4(a)Declarations page for renewal of Directors and                161
       Officers Liability and Corporation Reimbursement
       Policy.

13     1993 Annual Report to Stockholders of Roundy's, Inc.          162

21     Subsidiaries of Roundy's, Inc.                                210