Form 10-Q
period 1994-04-02
ROUNDYS INC
filed 1994-05-05
CIK 314423

UNITED STATES
              	     SECURITIES AND EXCHANGE COMMISSION
                    			    WASHINGTON, DC 20549

                         				  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 1994

                         				     OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       	SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number               2-66296
              		      ------------------------------------------------------
                         				    Roundy's, Inc.
- - ----------------------------------------------------------------------------
                 		(Exact name of registrant as specified in its charter)

	    Wisconsin                           39-0854535
- - ----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
- - ----------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                		     (414) 547-7999
- - ----------------------------------------------------------------------------
	    (Registrant's telephone number, including area code)

                		     NOT APPLICABLE
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                 							      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       	   Class                          Outstanding at April 2, 1994
- - -------------------------------        -------------------------------------
Common Stock, $1.25 par value

Class A (Voting)                              15,600 Shares

Class B (Non-voting)                       1,185,792 Shares

                            				ROUNDY'S, INC.

                            				    INDEX
                            				    -----

                                                        								    Page No.
PART I.   Financial Information:                                    --------

       	  Consolidated Balance Sheets -
             		April 2, 1994 and January 1, 1994                       3

       	  Statements of Consolidated Earnings -
             		Thirteen Weeks Ended April 2, 1994                      4
             		and April 3, 1993

       	  Statements of Consolidated Cash Flows -
             		Thirteen Weeks Ended April 2, 1994
             		and April 3, 1993                                       5

       	  Notes to Consolidated Financial Statements                   6

      	  Management's Discussion and Analysis of
             		Financial Condition and Results of
             		Operations                                              7

PART II. Other Information                                             8

SIGNATURES                                                             9

               		      PART I.  FINANCIAL INFORMATION
               	       ------------------------------
              		      ROUNDY'S, INC. AND SUBSIDIARIES
              		      ===============================
                     			CONSOLIDATED BALANCE SHEETS
              		     April 2, 1994 and January 1, 1994

                                  					      April 2, 1994  January 1, 1994
                                          						(Unaudited)     (Audited)
ASSETS                                        -------------- ---------------
CURRENT ASSETS:
	Cash and short-term investments.......        $ 29,785,600    $ 25,845,600
	Notes and accounts receivable, less
	  allowance for losses, $8,658,100
	  and $8,766,500, respectively........         105,402,800      99,826,500
	Merchandise inventories...............         169,523,000     153,169,500
	Prepaid expenses......................           4,845,100       6,956,800
	Future income tax benefits............           4,461,700       4,281,800
                                         						------------    ------------
	   Total Current Assets...............         314,018,200     290,080,200
                                         						------------    ------------
OTHER ASSETS:
	Notes receivable......................          15,281,900      14,894,700
	Deferred expenses and other...........          15,070,000      15,228,100
                                         						------------    ------------
	   Total Other Assets.................          30,351,900      30,122,800
                                         						------------    ------------
PROPERTY AND EQUIPMENT - Net...........          63,173,100      59,889,100
                                         						-------------   ------------
                                         						$407,543,200    $380,092,100
                                         						============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Notes payable.........................        $    160,500    $    139,600
	Current maturities of long-term debt..           8,895,800       8,920,700
	Accounts payable......................         162,906,200     130,187,600
	Accrued expenses......................          41,368,000      36,778,500
	Income taxes..........................                             410,900
                                         						------------    ------------
	  Total Current Liabilities                    213,330,500     176,437,300

LONG-TERM DEBT, LESS CURRENT MATURITIES         102,203,400     113,044,700

DEFERRED INCOME TAXES..................             600,000         600,000
OTHER LIABILITIES......................           4,029,900       3,944,000
                                         						------------    ------------
	   Total Liabilities..................         320,163,800     294,026,000
                                               ------------    ------------
STOCKHOLDERS' EQUITY:
	Common Stock:
	  Voting (Class A)....................              19,500          19,400
	  Non-Voting (Class B)................           1,482,300       1,425,400
                                         						------------    ------------
	   Total Common Stock.................           1,501,800       1,444,800
Amount Related To Recording Minimum
 Pension Liability.....................            (308,700)       (308,700)
Patronage dividends payable in
	common stock..........................                            3,263,000
Additional paid-in capital.............           23,598,500      20,388,900
Reinvested earnings....................           62,587,800      61,278,100
                                          						------------    ------------
	   Total Stockholders' Equity.........           87,379,400      86,066,100
                                          						------------    ------------
                                          						$407,543,200    $380,092,100
[FN]                                            ============    ============
See Notes to Financial Statements.

             		      ROUNDY'S, INC. AND SUBSIDIARIES
             		      ===============================

		                 STATEMENTS OF CONSOLIDATED EARNINGS

       	FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1994 AND APRIL 3, 1993

                          				 (UNAUDITED)



                                     						  Thirteen Weeks Ended
                            					      April 2, 1994    April 3, 1993
                            					      -------------    -------------
REVENUES:
	Net sales and service fees............  $606,214,700    $591,229,200
	Other - net...........................       676,100         774,700
                                   						------------    ------------
                                   						 606,890,800     592,003,900
                                   						------------    ------------
COSTS AND EXPENSES:
	Cost of sales.........................   550,157,900     534,422,100
	Operating and administrative..........    52,104,700      52,201,700
	Interest..............................     2,416,500       2,969,400
                                   						------------    ------------
                                   						 604,679,100     589,593,200
                                   						------------    ------------
EARNINGS BEFORE INCOME TAXES...........     2,211,700       2,410,700

PROVISION FOR INCOME TAXES.............       902,000         946,000
		                                   				------------    ------------
NET EARNINGS...........................  $  1,309,700    $  1,464,700
                                   						============    ============

[FN]
See Notes to Financial Statements.

             		       ROUNDY'S, INC. AND SUBSIDIARIES
             		       ===============================
             		    STATEMENTS OF CONSOLIDATED CASH FLOWS
       	 FOR THE THIRTEEN WEEKS ENDED APRIL 2, 1994 AND APRIL 3, 1993
                            				 (UNAUDITED)
                                           						  Thirteen Weeks Ended
                                   					       April 2, 1994    April 3, 1993
Cash Flows From Operating Activities:          -------------    -------------
	Net earnings..........................         $   1,309,700   $   1,464,700
	Adjustments to reconcile net earnings
	 to net cash provided by operating
	 activities:..........................
	Depreciation and amortization.........             3,152,200       3,305,500
	Allowance for losses..................               838,700         900,900
	Gain on sale of assets................               (32,000)        (57,100)
(Increase) Decrease in Operating Assets:
	Accounts receivable...................            (6,415,000)     (9,064,100)
	Merchandise inventories...............           (16,353,500)    (11,061,200)
	Prepaid expenses......................             2,111,700        (327,000)
	Future income tax benefits............              (179,900)        (62,500)
	Other real estate.....................                83,200         (25,200)
	Deferred expenses and other assets....               (13,700)        114,300
Increase (Decrease) in Operating
	  Liabilities:
	Accounts payable......................            32,718,600      16,478,700
	Accrued expenses......................             4,589,500      (3,128,700)
	Income taxes..........................              (410,900)     (1,135,300)
	Other liabilities.....................                85,900          78,100
                                           						------------    ------------
Net cash flows provided by (used in)
 operating activities..................            21,484,500      (2,518,900)
                                           						------------    ------------
Cash Flows from Investing Activities:
	Capital Expenditures..................            (6,370,900)     (1,309,300)
	Proceeds from sale of property and
	  equipment...........................                55,300         132,900
	Increase in notes receivable..........              (387,200)     (1,711,200)
                                           						------------    ------------
Net cash flows provided by (used in)
	investing activities..................            (6,702,800)     (2,887,600)
                                           						------------    ------------
Cash Flows from Financing Activities:
	Proceeds from long-term borrowings....                            12,000,000
	Principal payments of long-term debt..           (10,841,300)     (7,944,400)
	Increase (decrease) in notes payable
	  and current maturities of
	  long-term debt......................                (4,000)      7,277,700
	Proceeds from sale of common stock....                10,700         155,900
	Common stock purchased................                (7,100)     (1,239,500)
                                           						------------    ------------
Net cash flows provided by (used in)
	financing activities..................           (10,841,700)     10,249,700
                                           						------------    ------------
Net Increase (Decrease) in Cash and
	Short-term Investments................             3,940,000       4,843,200

Cash and Short-term Investments,
	Beginning of Period...................            25,845,600      19,912,000
                                                 ------------    ------------
Cash and Short-term Investments,
	End of Period.........................          $ 29,785,600    $ 24,755,200
                                           						============    ============

Cash paid during the period: - Interest          $  2,133,400    $  3,752,700
                     			     - Income Taxes         1,002,900       2,197,000

See Notes to Financial Statements.

                  		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  		  ------------------------------------------

1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 2, 1994 and January 1, 1994, and the results of operations for the thirteen weeks ended April 2, 1994 and April 3, 1993.

2) The results of operations for the thirteen weeks ended April 2, 1994 and April 3, 1993 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

            		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            		  ---------------------------------------

             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
	            ---------------------------------------------

Results of Operations
- - ---------------------
The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations during the periods included in the accompanying statements of consolidated earnings.

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                    					     Comparison of
                              			      13 Weeks Ended April 2, 1994
                                   					    and April 3, 1993
                              				      ----------------------------
Net sales and service fees                $14,985,500         2.5%
Cost of sales                              15,735,800         2.9%
Operating and admin. expenses                 (97,000)      (0.2)%
Interest expense                             (552,900)     (18.6)%
Earnings before income taxes                 (199,000)      (8.3)%

Net sales and service fees increased approximately $15.0 million during the first quarter of 1994 as compared to the first quarter of 1993. The loss of wholesale customers resulted in a decrease in sales of approximately $15.9 million. Sales to new and existing wholesale customers increased $30.9 million.

Cost of sales approximated 90.8% and 90.4% of net sales and service fees for the thirteen weeks ended April 2, 1994 and April 3, 1993, respectively.

Operating and administrative expenses approximated 8.6% and 8.8% of net sales and service fees for the thirteen weeks ended April 2, 1994 and April 3, 1993.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended April 2, 1994 as compared to the quarter ended April 3, 1993.

No patronage dividends have been accrued as of April 2, 1994 and April 3, 1993. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% and 39.0% in 1994 and 1993, respectively.

Liquidity and Capital Resources
- - -------------------------------
The Company's current ratio decreased from 1.64:1 at year-end to 1.47:1 at April 2, 1994. The consolidated long-term debt to equity ratio has decreased from 1.31:1 at January 1, 1994 to 1.17:1 at April 2, 1994, primarily due to lower borrowing levels.

Stockholders' equity increased approximately $1.3 million due to reinvested earnings of $1.3 million.

                   			    II. OTHER INFORMATION
                   			    ---------------------


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended April 2, 1994.

                         				 SIGNATURES
                         				 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        					      ROUNDY'S, INC.
                                       					-----------------------------
                                        					       (Registrant)





Date:       May 5, 1994                 ROBERT D. RANUS
       	-------------------             ------------------------------
 			                                   	Robert D. Ranus
                                   					Vice President and
                                   					Chief Financial Officer
                                   					(Principal Financial Officer)