Form 10-Q
period 1994-07-02
ROUNDYS INC
filed 1994-08-10
CIK 314423

UNITED STATES
             		     SECURITIES AND EXCHANGE COMMISSION
                     			    WASHINGTON, DC 20549

                             				 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 1994

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        2-66296

                  			      Roundy's, Inc.
- - ---------------------------------------------------------------------------
		(Exact name of registrant as specified in its charter)

	    Wisconsin                           39-0854535
- - ---------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
- - ---------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                    		     (414) 547-7999
- - ---------------------------------------------------------------------------
       		(Registrant's telephone number, including area code)

                    		     NOT APPLICABLE
- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      	  Class                          Outstanding at July 2, 1994
- - ------------------------------        --------------------------------
Common Stock, $1.25 par value

Class A (Voting)                              14,000 Shares

Class B (Non-voting)                       1,173,950 Shares

                            				ROUNDY'S, INC.

                            				    INDEX


                                             										   Page No.
PART I. Financial Information:

	Consolidated Balance Sheets -
	      July 2, 1994 and January 1, 1994                        3

	Statements of Consolidated Earnings -
	      Thirteen Weeks and Twenty-six Weeks
	      Ended July 2, 1994 and July 3, 1993                     4

	Statements of Consolidated Cash Flows -
	      Twenty-six Weeks Ended July 2, 1994
	      and July 3, 1993                                        5

	Notes to Consolidated Financial Statements                    6

	Management's Discussion and Analysis of
	      Financial Condition and Results of
	      Operations                                              7

PART II.        Other Information                              9

SIGNATURES                                                    10

                 		       PART I.  FINANCIAL INFORMATION

                 		       ROUNDY'S, INC. AND SUBSIDIARIES

                        			 CONSOLIDATED BALANCE SHEETS
                  		      July 2, 1994 and January 1, 1994


                                 			     July 2, 1994  January 1, 1994
                                     					 (Unaudited)     (Audited)
ASSETS                                   ------------- ---------------

CURRENT ASSETS:
	Cash and short-term investments.......  $ 26,542,300    $ 25,845,600
	Notes and accounts receivable, less
	  allowance for losses, $9,223,600
	  and $8,766,500, respectively........   103,046,700      99,826,500
	Merchandise inventories...............   165,348,300     153,169,500
	Prepaid expenses......................     4,458,700       6,956,800
	Future income tax benefits............     4,281,800       4,281,800
                                   						------------    ------------
	   Total Current Assets...............   303,677,800     290,080,200
                                   						------------    ------------
OTHER ASSETS:
	Notes receivable......................    15,566,000      14,894,700
	Deferred expenses and other...........    14,561,600      15,228,100
                                   						------------    ------------
	   Total Other Assets.................    30,127,600      30,122,800
                                   						------------    ------------
PROPERTY AND EQUIPMENT - Net...........    64,185,600      59,889,100
                                   						------------    ------------
                                   						$397,991,000    $380,092,100
                                   						============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
	Notes payable.........................  $     59,400    $    139,600
	Current maturities of long-term debt..     8,691,700       8,920,700
	Accounts payable......................   153,143,600     130,187,600
	Accrued expenses......................    39,551,700      36,778,500
	Income taxes..........................       138,400         410,900
                                   						------------    ------------
	  Total Current Liabilities              201,584,800     176,437,300

LONG-TERM DEBT, LESS CURRENT MATURITIES   101,733,000     113,044,700
DEFERRED INCOME TAXES...................      600,000         600,000
OTHER LIABILITIES.......................    4,690,900       3,944,000
                                       		------------    ------------
	   Total Liabilities..................   308,608,700     294,026,000
                                         ------------    ------------
STOCKHOLDERS' EQUITY:
	Common Stock:
	  Voting (Class A)....................        17,500          19,400
	  Non-voting (Class B)................     1,467,400       1,425,400
	   Total Common Stock.................     1,484,900       1,444,800
                                   						------------    ------------
Amount related to recording minimum
 pension liability.....................      (308,700)       (308,700)
Patronage dividends payable in
	common stock..........................       875,000       3,263,000
Additional paid-in capital.............    23,373,500      20,388,900
Reinvested earnings....................    63,957,600      61,278,100
                                    					------------    ------------
	   Total Stockholders' Equity.........    89,382,300      86,066,100
                                   						------------    ------------
                                   						$397,991,000    $380,092,100
                                   						============    ============
See Notes to Financial Statements.


                       			ROUNDY'S, INC. AND SUBSIDIARIES
                       			===============================
                		      STATEMENTS OF CONSOLIDATED EARNINGS

       FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 2, 1994 AND
				                               JULY 3, 1993

                               				(UNAUDITED)


						                                      Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                   						July 2, 1994    July 3, 1993     July 2, 1994    July 3, 1993
                                   						------------    ------------    --------------  --------------
REVENUES:
	Net sales and service fees............  $624,277,200    $635,410,400    $1,230,491,900  $1,226,639,600
	Other - net...........................       544,800         504,400         1,220,900       1,279,100
					                                   	------------    ------------    --------------  --------------
                                   						 624,822,000     635,914,800     1,231,712,800   1,227,918,700
                                   						------------    ------------    --------------  --------------
COSTS AND EXPENSES:
	Cost of sales.........................   566,346,200     575,790,800     1,116,504,100   1,110,212,900
	Operating and administrative..........    51,304,600      52,418,600       103,409,300     104,620,300
	Interest..............................     2,394,100       3,173,200         4,810,600       6,142,600
                                   						------------    ------------    --------------  --------------

                                   						 620,044,900     631,382,600     1,224,724,000   1,220,975,800
                                   						------------    ------------    --------------  --------------
EARNINGS BEFORE PATRONAGE DIVIDENDS.....    4,777,100       4,532,200         6,988,800       6,642,900

PATRONAGE DIVIDENDS ......... ..........    1,250,000       1,250,000         1,250,000       1,250,000
                                   						------------    ------------    --------------  --------------
EARNINGS BEFORE INCOME TAXES............    3,527,100       3,282,200         5,738,800       5,692,900

PROVISION FOR INCOME TAXES..............    1,436,000       1,360,000         2,338,000       2,306,000
                                   						------------    ------------    --------------  --------------
NET EARNINGS............................ $  2,091,100    $  1,922,200    $    3,400,800  $    3,386,900
                                   						============    ============    ==============  ==============

See Notes to Financial Statements.

                      		      ROUNDY'S, INC. AND SUBSIDIARIES
                      		      ===============================
                     		    STATEMENTS OF CONSOLIDATED CASH FLOWS
              	FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1994 AND JULY 3, 1993
                            			       (UNAUDITED)
                                       		   Twenty-Six Weeks Ended
                                   						 July 2, 1994   July 3, 1993
Cash Flows From Operating Activities:    -------------   ------------
	Net earnings..........................  $   3,400,800   $  3,386,900
	Adjustments to reconcile net earnings
	 to net cash provided by operating
	 activities:..........................
	Depreciation and amortization.........      6,347,900      6,602,500
	Allowance for losses..................      1,197,400      1,401,200
	Gain on sale of assets................        (84,000)       (77,700)
	Patronage dividends payable in
	 common stock.........................        875,000        875,000
(Increase) Decrease in Operating Assets:
	Accounts receivable...................     (4,417,600)   (19,082,400)
	Merchandise inventories...............    (12,178,800)    (7,803,300)
	Prepaid expenses......................      2,498,100       (202,900)
	Future income tax benefits............                    (1,342,300)
	Other real estate.....................        (64,500)        85,400
	Deferred expenses and other assets....        515,800         86,900
Increase (Decrease) in Operating
	  Liabilities:
	Accounts payable......................     22,956,000     19,301,300
	Accrued expenses......................      2,773,200       (648,000)
	Income taxes..........................       (272,500)    (1,135,300)
	Other liabilities.....................        746,900        123,500
                                   						-------------   ------------
Net cash flows provided by (used in)
 operating activities..................     24,293,700      1,570,800
                                  						-------------   -------------
Cash Flows from Investing Activities:
	Capital Expenditures..................    (10,765,100)    (7,931,700)
	Proceeds from sale of property and
	  equipment...........................        419,900        197,900
	Increase in notes receivable..........       (671,300)       252,300
                                   						-------------   ------------
Net cash flows provided by (used in)
	investing activities..................    (11,016,500)    (7,481,500)
                                   						-------------   ------------
Cash Flows from Financing Activities:
	Proceeds from long-term borrowings....                    14,000,000
	Principal payments of long-term debt..    (11,311,700)    (6,986,300)
	Increase (decrease) in notes payable
	  and current maturities of
	  long-term debt......................       (309,200)     7,312,900
	Proceeds from sale of common stock....        186,200        273,300
	Common stock purchased................     (1,145,800)    (1,996,000)
                                   						-------------   ------------
Net cash flows provided by (used in)
	financing activities..................    (12,580,500)    12,603,900
                                         -------------    ------------
Net Increase (Decrease) in Cash and
	Short-term Investments................       696,700       6,693,200

Cash and Short-term Investments,
	Beginning of Period...................    25,845,600      19,912,000
                                   						------------    ------------
Cash and Short-term Investments,
	End of Period.........................  $ 26,542,300    $ 26,605,200
                                   						============    ============
Cash paid during the period: - Interest  $  4,760,300    $  5,697,200
              			        - Income Taxes     2,160,700       4,873,600

See Notes to Financial Statements.

            		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            		 ------------------------------------------

1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 2, 1994 and January 1, 1994, and the results of operations for the thirteen and twenty-six weeks ended July 2, 1994 and July 3, 1993 and changes in cash flows for the twenty-six weeks ended July 2, 1994 and July 3, 1993.

2) The results of operations for the thirteen and twenty-six weeks ended July 2, 1994 and July 3, 1993 are not necessarily indicative of the results to be expected for the full fiscal year.

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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                      						Comparison of
                     			       -----------------------------------------------
                          				   13 Weeks Ended           26 Weeks Ended
                          				  July 2, 1994 and          July 2, 1994 and
			                            	    July 3, 1993             July 3, 1993
                     			       -----------------------------------------------
Net sales and service fees     $(11,133,200)   (1.8)%    $ 3,852,300     0.3%
Cost of sales                    (9,444,600)   (1.6)%      6,291,200     0.6%
Operating and admin. expenses    (1,114,000)   (2.1)%     (1,211,000)   (1.2)%
Interest expense                   (779,100)  (24.6)%     (1,332,000)  (21.7)%
Earnings before income taxes        244,900     7.5 %         45,900     0.8%

Net sales and service fees decreased approximately $11.1 million during the second quarter of 1994 as compared to second quarter of 1993. The loss of wholesale customers resulted in a decrease in sales of approximately $14.2 million. The sale of manufacturing facilities resulted in a decrease of $10.1 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $5.0 million. Sales to new and existing customers increased $18.2 million.

Net sales and service fees increased approximately $3.9 million during the first and second quarters of 1994 as compared to the first and second quarters of 1993. The loss of wholesale customers resulted in a decrease in sales of approximately $30.1 million. The sale of manufacturing facilities resulted in a decrease of $18.3 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $10.5 million. Sales to new and existing wholesale customers increased $62.8 million.

Cost of sales approximated 90.7% and 90.6% of net sales and service fees for the thirteen weeks ended July 2, 1994 and July 3, 1993, respectively. Year-to-date cost of sales approximated 90.7% and 90.5% of net sales and service fees for the twenty-six weeks ended July 2, 1994 and July 3, 1993, respectively.

Operating and administrative expenses approximated 8.2% of net sales and service fees for the thirteen weeks ended July 2, 1994 and July 3, 1993. Year-to-date operating and administrative expenses approximated 8.4% and 8.5% of net sales and service fees for the twenty-six weeks ended July 2, 1994 and July 3, 1993, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the twenty-six weeks ended July 2, 1994 as compared to the twenty-six weeks ended July 3, 1993.

Patronage dividends in the amount of $1,250,000 have been accrued as of July 2, 1994 and July 3, 1993. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% and 40.5% in 1994 and 1993, respectively.



Liquidity and Capital Resources
- - -------------------------------
The Company's current ratio decreased from 1.64:1 at year-end to 1.51:1 at July 2, 1994. The consolidated long-term debt to equity ratio has decreased from 1.31:1 at January 1, 1994 to 1.14:1 at July 2, 1994, primarily due to lower borrowing levels.

Stockholders' equity increased approximately $3.3 million due to reinvested earnings of $3.4 million, proceeds from the sale of common stock of $0.2 million and the 1994 patronage dividend payable in common stock of $0.9 million partially offset by common stock purchases of $1.2 million.

                   			   II. OTHER INFORMATION
                   			   ---------------------


ITEM 4. Submission of Matters to a Vote of Security Holders
        	---------------------------------------------------
(a) Matters were submitted to a vote of the holders of the Company's Class A common stock, through solicitation of proxies, at the Company's annual meeting on April 15, 1994.

(b) At such meeting, Charles R. Bonson was elected as a retailer director; Robert E. Bartels was elected as a non-retailer non-management director and Robert D. Ranus was elected as a management director. The following directors continue in office: John R. Dickson, George C. Kaiser, Gerald F. Lestina, Gary N. Gundlach, George E. Prescott and Brenton H. Rupple.



ITEM 6. Exhibits and Reports on Form 8-K
        	--------------------------------
(a)     Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended July 2, 1994.

                         				  SIGNATURES
                         				  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                			  		        ROUNDY'S, INC.
                                  				 	  -------------------------
                                   		 			       (Registrant)





Date:    August 4, 1994                   ROBERT D. RANUS
       	 --------------                   -------------------------
					                                     Robert D. Ranus
                                   					  Vice President and
                                   					  Chief Financial Officer
                                   					  (Principal Financial Officer)