Form 10-Q
period 1994-10-01
ROUNDYS INC
filed 1994-11-04
CIK 314423

UNITED STATES
             		     SECURITIES AND EXCHANGE COMMISSION
                    			   WASHINGTON, DC 20549

                           				 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 1994
                     			       ---------------
OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number              2-66296
               	      --------------------------------------------------
                          			    Roundy's, Inc.
- - ------------------------------------------------------------------------
            		(Exact name of registrant as specified in its charter)

	    Wisconsin                           39-0854535
- - ------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
- - ------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     		     (414) 547-7999
- - ------------------------------------------------------------------------
         		(Registrant's telephone number, including area code)

                     		     NOT APPLICABLE
- - ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      	  Class                          Outstanding at October 1, 1994
- - ------------------------------       ------------------------------------
Common Stock, $1.25 par value

Class A (Voting)                              14,200 Shares

Class B (Non-voting)                       1,153,805 Shares

                           				ROUNDY'S, INC.

                           				   INDEX
                           				   -----

                                                        								     Page No.
PART I.   Financial Information:                                       --------

		        Consolidated Balance Sheets -
         	    		October 1, 1994 and January 1, 1994                        3

        		Statements of Consolidated Earnings -
             			Thirteen Weeks and Thirty-Nine Weeks
             			Ended October 1, 1994 and October 2, 1993                  4

        		Statements of Consolidated Cash Flows -
             			Thirty-Nine Weeks Ended October 1, 1994
              		and October 2, 1993                                        5

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

                  		       PART I.  FINANCIAL INFORMATION
                  		       ------------------------------
                  		      ROUNDY'S, INC. AND SUBSIDIARIES
                  		      ===============================
                        			 CONSOLIDATED BALANCE SHEETS
                  		     October 1, 1994 and January 1, 1994


                                   					  October 1, 1994   January 1, 1994
                                    					   (Unaudited)         (Audited)
ASSETS                                    ---------------   ---------------

CURRENT ASSETS:
    Cash and short-term investments.......  $ 29,776,700    $ 25,845,600
    Notes and accounts receivable, less
      allowance for losses, $7,734,800
      and $8,766,500, respectively........    98,970,600      99,826,500
    Merchandise inventories...............   165,946,800     153,169,500
    Prepaid expenses......................     3,593,300       6,956,800
    Future income tax benefits............     5,381,500       4,281,800
                                   					    ------------    ------------
       Total Current Assets...............   303,668,900     290,080,200
                                   					    ------------    ------------
OTHER ASSETS:
    Notes receivable......................    15,457,400      14,894,700
    Deferred expenses and other...........    14,103,200      15,228,100
                                   					    ------------    ------------
       Total Other Assets.................    29,560,600      30,122,800
                                   					    ------------    ------------
PROPERTY AND EQUIPMENT - Net..............    64,829,600      59,889,100
                                   					    ------------    ------------
                                   					    $398,059,100    $380,092,100
                                   					    ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable.........................                  $    139,600
    Current maturities of long-term debt..  $  6,462,300       8,920,700
    Accounts payable......................   161,449,900     130,187,600
    Accrued expenses......................    43,259,500      36,778,500
    Income taxes..........................                       410,900
                                   					    ------------    ------------
       Total Current Liabilities             211,171,700     176,437,300

LONG-TERM DEBT, LESS CURRENT MATURITIES       92,004,000     113,044,700

DEFERRED INCOME TAXES.....................       600,000         600,000
OTHER LIABILITIES.........................     4,140,800       3,944,000
                                    				    ------------    ------------
       Total Liabilities..................   307,916,500     294,026,000
                                   					    ------------    ------------
STOCKHOLDERS' EQUITY:
    Common Stock:
      Voting (Class A)....................        17,700          19,400
      Non-Voting (Class B)................     1,442,300       1,425,400
                                   					    ------------    ------------
	Total Common Stock.......................     1,460,000       1,444,800

Amount related to recording minimum
 pension liability........................      (308,700)       (308,700)
Patronage dividends payable in
  common stock............................     1,225,000       3,263,000
Additional paid-in capital................    22,991,200      20,388,900
Reinvested earnings.......................    64,775,100      61,278,100
                                   					    ------------    ------------
	Total Stockholders' Equity...............    90,142,600      86,066,100
                                   					    ------------    ------------
                                   					    $398,059,100    $380,092,100
                                   					    ============    ============
See Notes to Financial Statements.

		                     ROUNDY'S, INC. AND SUBSIDIARIES
               		      ===============================
               		    STATEMENTS OF CONSOLIDATED EARNINGS

          	    FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
               		   OCTOBER 1, 1994 AND OCTOBER 2, 1993

                           				(UNAUDITED)


                                  					      Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                 	 				 October 1, 1994  October 2, 1993  October 1, 1994   October 2, 1993
		                                  			 ---------------  ---------------  ---------------   ---------------
REVENUES:
   Net sales and service fees............  $601,014,400    $616,396,500    $1,831,506,300    $1,843,036,100
   Other - net...........................       748,000         658,000         1,968,900         1,937,100
					                                      ------------    ------------    --------------    --------------
                                   					    601,762,400     617,054,500     1,833,475,200     1,844,973,200
                                   					   ------------    ------------    --------------    --------------
COSTS AND EXPENSES:
   Cost of sales.........................   543,984,600     559,297,300     1,660,488,700     1,669,510,200
   Operating and administrative..........    51,864,900      51,392,700       155,274,200       156,013,000
   Interest..............................     2,307,600       2,956,000         7,118,200         9,098,600
                                   					   ------------    ------------    --------------    --------------
                                   					    598,157,100     613,646,000     1,822,881,100     1,834,621,800
                                   					   ------------    ------------    --------------    --------------
EARNINGS BEFORE PATRONAGE DIVIDENDS.....      3,605,300       3,408,500        10,594,100        10,351,400

PATRONAGE DIVIDENDS.....................        500,000         500,000         1,750,000         1,750,000
                                     			   ------------    ------------    --------------    --------------
EARNINGS BEFORE INCOME TAXES............      3,105,300       2,908,500         8,844,100         8,601,400

PROVISION FOR INCOME TAXES..............      1,266,000       1,199,000         3,604,000         3,505,000
                                   					   ------------    ------------     -------------    --------------
NET EARNINGS............................   $  1,839,300    $  1,709,500     $   5,240,100    $    5,096,400
                                   					   ============    ============     =============    ==============

See Notes to Financial Statements.

                      			ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================
             		      STATEMENTS OF CONSOLIDATED CASH FLOWS
         FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993
				                               (UNAUDITED)

                                   					      Thirty-Nine Weeks Ended
                                   					  October 1, 1994  October 2, 1993
                                   					  ---------------  ---------------
Cash Flows From Operating Activities:
   Net earnings..........................  $   5,240,100   $  5,096,400
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:...........................
    Depreciation and amortization.........     9,484,400      9,912,600
    Allowance for losses..................     1,787,300      2,313,600
    Gain on sale of assets................      (127,200)       (75,000)
    Patronage dividends payable in
     common stock.........................     1,225,000      1,225,000
(Increase) Decrease in Operating Assets:
    Accounts receivable...................      (931,400)   (15,701,500)
    Merchandise inventories...............   (12,777,300)    (6,794,100)
    Prepaid expenses......................     3,363,500        486,900
    Future income tax benefits............    (1,099,700)      (638,900)
    Other real estate.....................       170,400        100,200
    Deferred expenses and other assets....       616,000         (8,000)
Increase (Decrease) in Operating
       Liabilities:
    Accounts payable......................    31,262,300     26,664,900
    Accrued expenses......................     6,481,000      3,793,300
    Income taxes..........................      (410,900     (1,135,300)
    Other liabilities.....................       196,800        241,100
                                   					   -------------   ------------
Net cash flows provided by (used in)
 operating activities...................      44,480,300     25,481,200
                                   					   -------------   ------------
Cash Flows from Investing Activities:
    Capital Expenditures..................   (14,428,700)   (10,232,200)
    Proceeds from sale of property and
      equipment...........................       469,500      6,510,500
    Increase in notes receivable..........      (562,700)     1,384,900
                                   					   -------------   ------------
Net cash flows provided by (used in)
    investing activities..................   (14,521,900)    (2,336,800)

Cash Flows from Financing Activities:
    Proceeds from long-term borrowings....
    Principal payments of long-term debt..  (21,040,700)    (15,272,100)
    Increase (decrease) in notes payable
      and current maturities of
      long-term debt......................   (2,598,000)      6,669,000
    Proceeds from sale of common stock....      214,600         273,300
    Common stock purchased................   (2,603,200)     (2,958,900)
                                   					   ------------    ------------
Net cash flows provided by (used in)
    financing activities..................  (26,027,300)    (11,288,700)
                                   					   ------------    ------------
Net Increase (Decrease) in Cash and
    Short-term Investments................    3,931,100      11,855,700

Cash and Short-term Investments,
    Beginning of Period...................   25,845,600      19,912,000
					                                      ------------    ------------
Cash and Short-term Investments,
    End of Period......................... $ 29,776,700    $ 31,767,700
                                   					   ============    ============
Cash paid during the period: - Interest    $  7,199,200    $ 10,027,400
                     			     - Income Taxes   4,668,000       5,384,600

See Notes to Financial Statements.

            		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            		   ------------------------------------------

1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 1, 1994 and January 1, 1994, and the results of operations for the thirteen and thirty-nine weeks ended October 1, 1994 and October 2, 1993 and changes in cash flows for the thirty-nine weeks ended October 1, 1994 and October 2, 1993.

2) The results of operations for the thirteen and thirty-nine weeks ended October 1, 1994 and October 2, 1993 are not necessarily indicative of the results to be expected for the full fiscal year.

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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                  					      Comparison of
                    	 		    ------------------------------------------------
                     			    13 Weeks Ended Oct. 1,   39 Weeks Ended Oct. 1,
                     			     1994 & Oct. 2, 1993      1994 & Oct. 2, 1993
                     			    ----------------------  ------------------------
Net sales and service fees  $(15,382,100)   (2.5)%  $(11,529,800)   (0.6)%
Cost of sales                (15,312,700)   (2.7)%    (9,021,500)   (0.5)%
Operating and admin. expenses    472,200     0.9 %      (738,800)   (0.5)%
Interest expense                (648,400)  (21.9)%    (1,980,400)  (21.8)%
Earnings before income taxes     196,800     6.8 %       242,700     2.8 %

Net sales and service fees decreased approximately $15.4 million during the third quarter of 1994 as compared to the third quarter of 1993. The loss of wholesale customers resulted in a decrease in sales of approximately $6.2 million. The sale of manufacturing facilities resulted in a decrease of $6.1 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $4.1 million. Sales to new and existing wholesale customers increased $1.0 million.

Net sales and service fees increased approximately $11.5 million during the first three quarters of 1994 as compared to the first three quarters of 1993. The loss of wholesale customers resulted in a decrease in sales of approximately $36.3 million. The sale of manufacturing facilities resulted in a decrease of $24.4 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $14.6 million. Sales to new and existing wholesale customers increased $63.8 million.

Cost of sales approximated 90.5% and 90.7% of net sales and service fees for the thirteen weeks ended October 1, 1994 and October 2, 1993, respectively. Year-to-date cost of sales approximated 90.7% and 90.6% of net sales and service fees for the thirty-nine weeks ended October 1, 1994 and October 2, 1993, respectively.

Operating and administrative expenses approximated 8.6% and 8.3% of net sales and service fees for the thirteen weeks ended October 1, 1994 and October 2, 1993, respectively. Year-to-date operating and administrative expenses approximated 8.5% of net sales and service fees for the thirty-nine weeks ended October 1, 1994 and October 2, 1993, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the thirty-nine weeks ended October 1, 1994 as compared to the thirty-nine weeks ended October 2, 1993.

Patronage dividends in the amount of $1,750,000 have been accrued as of October 1, 1994 and October 2, 1993. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1994 and 1993.

Liquidity and Capital Resources
- - -------------------------------
The Company's current ratio decreased from 1.64:1 at year-end to 1.44:1 at October 1, 1994. The consolidated long-term debt to equity ratio has decreased from 1.31:1 at January 1, 1994 to 1.02:1 at October 1, 1994, primarily due to lower borrowing levels.

Stockholders' equity increased approximately $4.1 million due to reinvested earnings of $5.3 million, proceeds from the sale of common stock of $0.2 million and the 1994 patronage dividend payable in common stock of $1.2 million partially offset by common stock purchases of $2.6 million.

On September 30, 1994, the Company and Spartan Stores, Inc. of Grand
Rapids, Michigan announced that on September 29, 1994, the companies signed a Memorandum of Intent to merge their respective companies, and negotiations toward a definitive merger agreement are continuing. The merger is subject to approval by the shareholders of both companies.

                     			   II. OTHER INFORMATION



ITEM 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended October 1, 1994. However, on October 7, 1994 a Form 8-K was filed to report, under "Item 5. Other Events," the execution of a Memorandum of Intent relating to the proposed merger of the Company with Spartan Stores, Inc. of Grand Rapids, Michigan.

                           				SIGNATURES
                           				----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





			                                           ROUNDY'S, INC.
                           				      ---------------------------
                                  					       (Registrant)





Date:     November 3, 1994             ROBERT D. RANUS
	         ----------------             ---------------------------
                            				       Robert D. Ranus
                            				       Vice President and
                            				       Chief Financial Officer
                            				       (Principal Financial Officer)