Form 10-K405
ROUNDYS INC
filed 1995-03-31
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                          -----------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _______________
Commission file number:  2-66296
                         -------

                           Roundy's, Inc.
---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
-------------------------------              ------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
     Pewaukee, Wisconsin                            53072
---------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (414) 547-7999
                                                     ----------------
Securities registered pursuant to Section 12(b) of the Act:  None.

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
Yes  X   No
   -----   -----
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 1994, 14,000 shares of Class A (voting) Common Stock and 1,154,363 shares of Class B (non-voting) Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on December 31, 1994 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                            Form 10-K Reference
          ---------                            -------------------
          Annual Report to Stockholders        Part II, Items 6, 7, 8
          for the year ended December 31, 1994






                           PART I

ITEM 1.   Business.
          ---------
                           GENERAL
                           -------
Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Iowa, Kentucky, Missouri, Pennsylvania, Tennessee, Virginia and West Virginia. The Company also owns and operates ten retail warehouse food stores under the name "Pick 'n Save," one limited assortment food store under the name "Mor For
Less" and four conventional stores under the name "Cardinal Food Gallery" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 961 retail grocery stores.

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

                 OPERATION AS A COOPERATIVE
                 --------------------------
Roundy's has historically operated its food wholesale business on a cooperative basis, and therefore determined its Federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis. Substantially all of the outstanding Class A Common is owned by the owners ("stockholder-customers") of 140 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 66% of the combined total of Class A Common and Class B Common, receive patronage dividends from Roundy's based on the sales of Roundy's to such stockholder-customers. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for the years ended January 1, 1994 and January 2, 1993 were payable 30% in cash and 70% in Class B Common. There were no patronage dividends for the year ended December 31, 1994 because the Company did not meet the requirement to increase the book value of its common stock by 10%.
Under Subchapter T of the Internal Revenue Code, patronage dividends are deducted by Roundy's, in determining taxable income, and are generally taxable to the stockholder-customers (including the value of the Class B Common), for Federal income tax purposes.

Roundy's anticipates that in the future it will continue to operate on a cooperative basis in substantially this manner, although it is not required to do so and its operation on this basis, as well as its practice of paying patronage dividends, could be terminated at any time by action of the Board of Directors.

The subsidiaries of Roundy's do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 821 retail stores. They do not receive patronage dividends. In addition, approximately 34% of the outstanding Roundy's Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common.

The applicable laws, regulations, rulings and judicial decisions affecting the determination of whether a corporation is operating on a cooperative basis for Federal income tax purposes under Subchapter T of the Internal Revenue Code are subject to interpretation. Although management believes that Roundy's qualifies as a cooperative for such purposes, Roundy's has not obtained, and does intend to seek a ruling or other assurance from the IRS that this is the case. If the Internal Revenue Service were to challenge the cooperative status of Roundy's, and if Roundy's were to be unsuccessful in defending such status, Roundy's might incur a Federal income tax liability with respect to patronage dividends previously paid to stockholder-customers during the tax years in question and deducted by Roundy's. Roundy's thereafter might incur significantly increased consolidated Federal income tax liabilities in future tax years.

                 WHOLESALE FOOD DISTRIBUTION
                 ---------------------------
The Company distributes a broad range of food and non-food products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and general merchandise. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 5% of the Company's purchases in fiscal 1994.

The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including "Roundy's," "Old Time," "Scot Lad," "Spring Lake," "Shurfine," "Price Saver," "Buyers' Choice," "Super Choice," "Sunny Valley," "Sunny Acres," "Sunny Acre Farms," "Bonnie Blue," and "Valu-Check'd." Private label product sales for the Company accounted for $153,699,000, $137,176,000 and $148,074,000 of the Company's sales during fiscal 1994, 1993 and 1992, respectively.

As described above, Roundy's, exclusive of its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 37%, 36% and 34% of the Company's consolidated net sales and service fees for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993, respectively.
At December 31, 1994, Roundy's had 82 stockholder-customers actively engaged in the retail grocery business, operating a total of 140 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 8 of the 140 retail grocery stores are located (8 are in Illinois). At December 31, 1994 the Company (including its subsidiaries) had 821 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 54%, 55% and 56% of the Company's consolidated net sales and service fees for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993, respectively.



The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In a 12 state area the Company serviced 140 retail grocery stores operated by its stockholder-customers, 821 independent retail stores, and 15 Company-owned and operated retail stores during the fiscal year ended December 31, 1994. Of the Company's consolidated net sales and service fees for this period, $508,454,000 or 20.7% were attributable to five customers, with one customer accounting for $196,627,000 or 8.0% of such sales. Approximately 82% or 834 retail store customers purchased less than $3,000,000 each from the Company in the fiscal year ended December 31, 1994. 123 customers owned more than one retail food store, with one customer owning 13 retail food stores.

Services to Customers
---------------------
Stockholder-customers are provided, and independent retailers are offered, a variety of services to help them maintain a competitive position within the retail grocery industry. These services include pricing programs, ordering assistance, point-of-sale computer support, detailed reports of purchases, store engineering, retail accounting, group advertising, centralized bakery purchasing, merchandising, insurance, real estate services and retail training. The Company charges its stockholder-customers for some of these services, however, the income generated by such charges is not material. The foregoing services are also available to the Company's independent retailers on a fee basis.

Customer Loans, Guarantees and Leases
-------------------------------------
The Company has maintained a continuous effort to assist qualified stockholder-customers and independent retailers to remodel and expand existing retail locations and to develop new retail outlets, and has made various loans to these individuals and entities for such purposes.

Loans outstanding as of December 31, 1994 are as follows:

                                     Outstanding
                 Number               Balance      Range of
                   of    Original      as of       Interest    Maturity
                 Loans    Amount    Dec. 31, 1994    Rates      Dates
                ------- ----------- ------------- ----------- ----------
Inventory,
Equipment
Loans             134   $30,377,300  $22,900,500  Variable(1)  1995-2009
________________

     (1)  Variable rates based on the Company's cost of borrowing.

The Company has guaranteed customer and employee bank loans and customer leases amounting to $3,879,400 and $924,800, respectively at December 31, 1994.

The Company has a lease program under which it may, in its discretion, lease prime store sites and equipment for sublease, to qualified customers. This enables customers to compete with large grocery store chains for choice sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1995 to 2018. Aggregate lease rentals received under this program were $22,329,500, $18,985,200 and $18,590,300 in 1994, 1993 and 1992, respectively.

Marketing and Distribution of Products
--------------------------------------
The Company generally distributes its various product lines by a fleet of 280 tractor cabs and 680 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments. The Company has retail counselors and merchandising specialists who serve its customers in a variety of ways, including the analysis of and recommendation on store facilities and equipment; development of programs and objectives for establishing efficient methods and procedures for receipt, handling, processing, checkout and other operations; informing customers on latest industry trends; assisting and dealing with training needs of customers; and, if the need arises, acting as liaison or problem solver between the Company and the customers. The retail counselors and specialists are assigned a specific geographic area and periodically visit each customer within their assigned area.

Terms of Sales and Bad Debt Experience
--------------------------------------
The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Many customers pay the Company via the Automated Clearing House ("ACH") system. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date.
Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than .38% of sales. In 1994, 1993 and 1992, the Company's bad debt expense was $9,166,600, $6,738,600 and $5,772,900, respectively.

Roundy's stockholder-customers are required to maintain buying deposits with Roundy's equal to the greater of the average amount of a stockholder-customer's purchases over a two-week period or $20,000. The book value of Class A and Class B Common Stock of Roundy's owned by a stockholder-customer is credited against the buying deposit requirement, and Roundy's has a lien against all such stock to secure any indebtedness to Roundy's.

                     RETAIL FOOD STORES
                     ------------------
The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging in square footage from 34,000 to 65,000 square feet per store. The high value-limited assortment retail store is designated as "Mor For Less" which emphasize low cost, high value lines to the customer, maintaining square footage of 24,000 square feet.
Conventional retail stores operated under the name "Cardinal Food Gallery" or "Buy Low Foods" generally emphasize full service to the customer at competitive prices. These stores range in square footage from 25,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:

     Type of Store                    1994       1993      1992
     -------------                    ----       ----      ----
High Value-Limited Assort-
ment and High Volume-Limited
Service Stores (Warehouse
food stores).....................       11        14         14
Conventional Retail Stores.......        4         5          5

Sales of Company-operated stores during the three most recent fiscal years were $231,364,000, $238,724,000 and $263,189,000 for 1994, 1993
and 1992, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES
                          ---------
At the end of fiscal year 1994, the Company had employed full-time 1,110 executive, administrative and clerical employees, 1,451 warehouse and processing employees and drivers and 475 retail employees and had employed 1,739 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1995 through 1998. The Company considers its employee relations to be normal. However, during the third quarter of 1991 the Company experienced a 12-week labor dispute at the Milwaukee Division. There have been no other significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently and Company-owned stores, continues to be the market share leader with 46% as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 1994.

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

ITEM 2.   Properties.
          -----------
The Company's principal executive offices are located in Pewaukee, Wisconsin. These offices are on an 63-acre site.

Wholesale activities are conducted by the Company from the following warehouses:

                                                    Approximate
                                                     Warehouse
Location                 Products Distributed     Square Footage
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

Transportation
--------------
The Company's transportation fleet for distribution operations as of December 31, 1994 consisted of 280 tractor cabs, 680 trailers and 10 straight delivery trucks. In addition, the Company owns 60 automobiles and an airplane. Approximately 79% of the fleet is owned by the Company and the balance is leased.

Computers
---------
The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The computer systems are adequate for the Company's operations.

ITEM 3.  Legal Proceedings.
         ------------------
Roundy's is not involved in any material litigation as either a plaintiff or defendant, nor is any other material litigation contemplated by Roundy's or, to the best of its knowledge, threatened against it.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the 1994 fiscal year.

                           PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters.
         --------------------
The transfer of shares of Roundy's Class A Common Stock and Roundy's Class B Common Stock is substantially restricted and there is no established public trading market for Roundy's stock. On December 31, 1994 an aggregate of 244 persons held shares of Roundy's Class A and/or Class B Common Stock. As of December 31, 1994, all of the outstanding shares of Roundy's Class A (voting) Common Stock are held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 82 holders of such Certificates on December 31, 1994. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
         ------------------------
The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "Annual Report") under the caption "Selected Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operation.
         -------------------------
The information required by this Item is incorporated by reference from the Annual Report under the caption "Financial and Operational Review."

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure.
         -------------------------
None.

                               PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------
The Directors and Executive Officers of Roundy's are as follows:


                         Position(s) Held with Roundy's
      Name         Age   and Business Experience
----------------  -----  ------------------------------
John R. Dickson     64   Chairman and Chief Executive Officer since
                         1993; President and Chief Executive
                         Officer 1986-1993; Director since 1986
                         (term expires 1995)

Gerald F. Lestina   52   President and Chief Operating Officer
                         since 1993; Vice President of Wisconsin
                         Region 1992-1993; President of Milwaukee
                         Division 1986-1993; Director since 1991
                         (term expires 1996)

Robert D. Ranus     54   Vice President and Chief Financial Officer
                         since 1987; Director since 1987 (term
                         expires 1997)

David C. Busch      46   Vice President of Administration since
                         1993; Vice President of Human Resources
                         1990-1993

Edward G. Kitz      41   Vice President, Secretary & Treasurer
                         since 1995; Vice President & Treasurer
                         since 1989

Thomas A. Loggia    40   Vice President-Wholesale since 1995;
                         President of Cardinal Foods, Inc. 1994-
                         1995 (a subsidiary of the Company);
                         Vice President-Logistics, Food 4 Less,
                         Inc. 1993-1994; Vice President-Operations,
                         Wetterau, Inc. 1988-1993

Michael J. Schmitt  46   Vice President-Sales and Development since
                         1995; Vice President, Northern Region
                         since 1992; Vice President and General
                         Manager of Milwaukee Division 1991; Vice
                         President of Retail Development 1990-1991

Marion H. Sullivan  48   Vice President of Marketing since 1989

Roger W. Alswager   46   Vice President of Real Estate and Develop-
                         ment since 1989

Londell J. Behm     44   Vice President of Advertising since 1987

John M. Granger     48   Vice President of Management Information
                         Services since 1990

Charles H.          52   Vice President, Logistics and Planning
Kosmaler, Jr.            since 1993; Vice President of Adminis-
                         trative Efficiencies 1992-1993; Vice
                         President and Financial Operating Officer
                         1990-1991

Robert E. Bartels   57   Director since 1994 (term expires 1997);
                         President and Chief Executive Officer of
                         Martin's Super Markets, Inc., South Bend,
                         Indiana

Charles R. Bonson   48   Director since 1994 (term expires 1997);
                         President of Bonson's Foods, Inc., Eagle
                         River, Wisconsin

Gary N. Gundlach    51   Director since 1990 (term expires 1996);
                         President of G.E.M., Inc., McFarland,
                         Wisconsin

George C. Kaiser    62   Director since 1986 (term expires 1995);
                         Chairman and Chief Executive Officer,
                         Hanger Tight Company since 1988; Chief
                         Executive Officer, George C. Kaiser and
                         Co. since 1988; Director of The Baird
                         Funds, Inc. since 1992

George E. Prescott  47   Director since 1986 (term expires 1995);
                         President and Chief Executive Officer of
                         Prescott's Supermarkets, Inc., West Bend,
                         Wisconsin

Brenton H. Rupple   70   Director since 1993 (term expires 1996);
                         Retired Chairman of Robert W. Baird & Co.,
                         Milwaukee, Wisconsin


Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the nine members of the Board of Directors, three are currently Executive Officers of Roundy's (Messrs. Dickson, Lestina and Ranus) and three are stockholder-customers of Roundy's (Messrs. Bonson, Gundlach and Prescott). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; therefore, at any time there is intended to be three "Retailer Directors" serving.

ITEM 11. Executive Compensation.
         -----------------------
The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").

                 SUMMARY COMPENSATION TABLE



                         Annual Compensation         Long-Term
                                           Other     Compensation
                                           Annual     Securities   All Other
Name and                                   Compen-    Underlying    Compen-
Principal                                  sation     (A)Options    sation
Position            Year  Salary  Bonus(1)    (2)     (B)SARs       (3)
-----------------------------------------------------------------------------

                                                       (A)   (B)
                                                      ----- -----
John R. Dickson     1994 460,225  36,100         -        -     -     25,551
Chairman and        1993 456,675  60,000         -    6,000     -     25,621
Chief Executive     1992 436,047  20,750         -    5,000     -     56,804
Officer

Gerald F. Lestina   1994 235,000  41,344    10,148        -     -      7,697
President and Chief 1993 193,605  63,127     9,381    4,000     -      7,367
Operating Officer   1992 170,682  34,059     6,575    2,500     -      6,699

Robert D. Ranus     1994 200,000  23,600    14,668        -     -      9,604
Vice President and  1993 181,125  62,500    13,895    3,000     -      9,527
Chief Financial     1992 178,365  30,000    10,317    2,500     -      9,054
Officer

Marion H. Sullivan  1994 125,000  25,499     7,298        -     -      7,181
Vice President of   1993 116,000  22,936         -        -   500      7,324
Marketing           1992 114,154  31,157         -      500   500      6,730

John M. Granger     1994 123,000   7,500         -        -     -        530
Vice President of   1993 119,000   8,000         -        -     -        463
Management Infor-   1992 117,212   6,250         -      500   500        405
mation Services


(1) Represents amounts paid in the year indicated for performance in the previous year.
(2) Shown in this column are amounts reimbursed during the fiscal year for the payment of income taxes.
(3) The amounts shown in this column for 1994, 1993 and 1992, respectively, were derived from the following figures. Mr.
     Dickson: $13,390, $13,390 and $44,640 representing the current dollar value of the benefit to Mr. Dickson of the premium paid by Roundy's for the split dollar life insurance policy covering Mr. Dickson; $9,982, $9,982 and $9,982 - Roundy's paid term life insurance premium; $2,179, $2,249 and $2,182 - Roundy's contribution to the 401(k) plan. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the other named executive officers are shown below. For 1994 - Mr. Lestina: $5,518 and $2,179. Mr. Ranus:
     $7,425 and $2,179.  Mr. Sullivan:  $5,667 and $1,514.  Mr.
     Granger: $530 and $0. For 1993 - Mr. Lestina: $5,118 and $2,249. Mr. Ranus: $7,278 and $2,249. Mr. Sullivan: $5,584 and
     $1,740.  Mr. Granger:  $463 and $0. For 1992 - Mr. Lestina:
     $4,883 and $1,816.  Mr. Ranus:  $7,161 and $1,893.  Mr. Sullivan:
     $5,519 and $1,211.  Mr. Granger:  $405 and $0.

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

The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $3,000,000. Under this authority, the Company has guaranteed loans on behalf of John R. Dickson which have a current balance of $490,000.

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

Mr. Dickson also has a Supplemental Pension Plan Agreement with Roundy's which provides additional retirement benefits of $15.625 per month for each month of Mr. Dickson's employment. The benefit may accrue for 96 months to July 1, 1995 at which time the maximum benefit will be $1,500 per month, or $18,000 per year. Mr. Dickson is currently 90% vested in these benefits pursuant to a schedule that results in 100% vesting on July 1, 1995.

Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Executive Compen-sation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on the vesting rate which ranges from 20% at the date of grant to 100% eight years from the date of grant. SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the book value per share of the Company's common stock as of the last day of the Company's fiscal year immediately preceding the date the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

The following table provides information on the Named Executive
Officers' option and SAR exercises in 1994 and the value of unexercised options at December 31, 1994. Roundy's did not grant any options or freestanding SARs to employees in 1994.

           Aggregated Option/SAR Exercises in 1994
               and 1994 Year-End Option Values




                                         Number of
                                         Unexercised    Value ($) of
                    Shares               (A)Options     Unexercised In-The-
                    Acquired             (B)SARs        Money (A)Options
                   on Exercise           at 12/31/94    (B)SARs at 12/31/94
                   (A)Options  Value($)  Exercisable/   Exercisable/
   Name            (B)SARs     Realized  Unexercisable  Unexercisable
------------------ ----------- -------- --------------  --------------------
John R. Dickson    (A) 3,667   34,604       -  / 2,000          -  / 24,600
                   (B)     -        -          -                   -
Gerald F. Lestina  (A)     -        -   10,166 / 1,334     200,917 / 16,408
                   (B)     -        -          -                   -
Robert D. Ranus    (A)     -        -    9,500 / 1,000     192,725 / 12,300
                   (B)     -        -          -                   -
Marion H. Sullivan (A)     -        -      700 /   800      15,880 / 17,745
                   (B)     -        -      850 / 1,150      17,725 / 22,050
John M. Granger    (A)     -        -      700 /   800      15,880 / 17,745
                   (B)     -        -      700 /   800      15,880 / 17,745

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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on December 31, 1994, at the age of 65:

Average Annual
Compensation
During Last                   Annual Pension After Specified
Five Completed                   Years of Credited Service
Calendar Years   15 Years   20 Years   25 Years   30 Years  35 Years
--------------   ---------------------------------------------------
$125,000         $37,500    $50,000    $62,500    $68,800   $75,000
 150,000          43,700     58,200     72,800     80,100    87,300
 175,000          49,700     66,300     83,000     91,500    99,800
 200,000          56,300     75,400     94,400    104,400   113,900
 225,000          63,000     84,400    105,900    117,200   120,000
 250,000          64,400     86,300    108,200    119,900   120,000
 300,000          64,400     86,300    108,200    119,900   120,000
 400,000          64,400     86,300    113,400    120,000   120,000
 450,000          64,400     94,000    120,000    120,000   120,000
 500,000          67,200    104,500    120,000    120,000   120,000

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1994; outside Directors each received $12,500, prorated on an annual basis, plus $500 per meeting for their services during 1994.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On December 31, 1994, 14,000 shares of Class A Common and 1,154,363 shares of Class B Common were outstanding.

Roundy's has a Voting Trust which was established in 1971 (amended and restated during 1983 and amended in 1986), as the successor to an initial voting trust created at the time of the organization of Roundy's, and which will terminate in 1997. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. On December 31, 1994, all of the outstanding shares of Roundy's Class A Common Stock held by current stockholder-customers were on deposit in the Voting Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but three of the Directors (there are currently nine Directors). On other matters submitted to a vote of stockholders, the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of a majority of the holders of outstanding Voting Trust Certificates (with each share of Class A Common Stock in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Gerald F. Lestina, Robert R. Spitzer, Charles E. Stenicka, Duane G. Tate, John A. McAdams, and David
A. Ulrich. Mr. Lestina is President and Chief Operating Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Tate is President and Stockholder of Tate Foods, Inc., a stockholder-customer of Roundy's. Mr. McAdams is President and Stockholder of McAdams, Inc., a stockholder-customer of Roundy's. Mr. Ulrich is President and Stockholder of Mega Marts, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

Woodman's Food Market, Inc. (2919 North Lexington, Janesville, Wisconsin 53545) is the record owner of 101,458 shares (or 8.79%) of the Roundy's Class B Common outstanding on December 31, 1994. Voting and investment power over the shares owned by Woodman's Food Market, Inc. is solely held by its owner, Willard R. Woodman, Jr. McAdams, Inc. (36933 West Plank Road, Oconomowoc, Wisconsin 53066) is owner of 64,994 shares (or 5.63%) of the Roundy's Class B Common outstanding on December 31, 1994. Voting and investment power over the shares owned by McAdams, Inc. is solely held by its owner, John A. McAdams. Mega Marts, Inc. (6312 South 27th Street, Oak Creek, Wisconsin 53154) is owner of 1,200 shares (or 8.57%) of the Roundy's Class A Common Stock and 78,177 shares (or 6.77%) of the Roundy's Class B Common Stock outstanding on December 31, 1994. Voting and investment power over the shares owned by Mega Marts, Inc. is solely held by its owner, David A. Ulrich. Except as set forth above or in the table below, no other person (person or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Class A Common Stock or Roundy's Class B Common Stock. Except for Mega Marts, Inc. mentioned above, no other person owns of record or is known by Roundy's to own beneficially more than 5% of the Voting Trust Certificates issued by the Trustees of the Roundy's Voting Trust with respect to shares of Roundy's Class A Common Stock deposited with the Trustees.

The following table sets forth the beneficial ownership of equity securities of Roundy's by each Director at December 31, 1994, together with the beneficial ownership of equity securities by all Directors and Officers as a group:

                                          Beneficial      Percent
Title of Class     Beneficial Owner      Ownership(1)     of Class
--------------     ----------------    -----------------  ----------
Class B Common    John R. Dickson      24,000 shares (2)      2.08%
Class B Common    Gerald F. Lestina    13,272 shares (3)      1.14%
Class B Common    Robert D. Ranus      13,725 shares (4)      1.18%
Class B Common    George C. Kaiser      2,500 shares (5)      0.22%
Class B Common    Robert E. Bartels     3,949 shares          0.34%
Class A Common    George E. Prescott      500 shares (6)      3.57%
Class B Common    George E. Prescott   62,677 shares (6)      5.43%
Class A Common    Gary N. Gundlach        500 shares (7)      3.57%
Class B Common    Gary N. Gundlach     15,948 shares (7)      1.38%
Class A Common    Charles R. Bonson       100 shares (8)      0.71%
Class B Common    Charles R. Bonson    18,545 shares (8)      1.61%

Class A Common    All Directors and
                  Officers as a Group
                  (3 persons, including
                  the above)            1,100 shares          7.86%

Class B Common    All Directors and
                  Officers as a Group
                  (18 persons, including
                  the above)          163,741 shares (9)     13.88%

(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2) Includes 3,000 shares owned by the estate of Nancy B. Dickson. Options for an additional 2,000 shares that have been granted that are not currently exercisable are not included.
(3) Includes options for 10,166 shares that are currently exercisable but does not include options for an additional 1,334 shares that have been granted.
(4) Includes options for 9,500 shares that are currently exercisable but does not include options for an additional 1,000 shares that have been granted.
(5) Relates to shares owned by First Wisconsin Trust Company as Trustee of George Kaiser Profit Sharing Plan.
(6) Includes 500 shares of Class A Common Stock and 45,814 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 16,863 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 16,863 shares Mr. Prescott disclaims beneficial ownership.
(7) Relates to shares owned by Gary N. Gundlach, as sole proprietor or G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(8) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(9) Includes options for 25,166 shares that are currently exercisable but does not include options for an additional 11,334 shares that have been granted.

ITEM 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
Messrs. Bartels, Bonson, Prescott and Gundlach, customer-directors of Roundy's, and Messrs. Duane G. Tate, David A. Ulrich and John A. McAdams, Trustees of the Voting Trust, each own and/or operate retail food stores which purchase merchandise from the Company as a supplier in the ordinary course of business. Retail food stores owned by customer-directors or Retailer Trustees purchase from the Company on the same basis and conditions as all other stockholder-customers of Roundy's. During the last three years, the aggregate amount of purchases from the Company for each of the foregoing were as follows:

                          1994          1993            1992
                          ----          ----            ----
David A. Ulrich      $196,627,000   $169,194,000    $141,452,000
George E. Prescott     56,167,000     50,356,000      43,976,000
Gary N. Gundlach       31,960,000     28,110,000      22,202,000
Duane G. Tate          15,493,000     18,334,000      14,003,000
John A. McAdams        64,185,000     62,838,000      61,038,000
Charles R. Bonson       6,644,000      5,580,000       5,292,000
Robert E. Bartels      77,898,000     65,988,000      61,330,000

Woodman's Food Market, Inc., owner of 8.79% of Roundy's Class B Common Stock, had aggregate purchases from Roundy's of $53,981,000, $52,085,000, and $48,878,000 for 1994, 1993 and 1992, respectively.

Prescott's Supermarkets, Inc. agreed to sublease land and buildings from the Company for periods of three to 18 years at five store sites, for an aggregate annual rental of approximately $1,188,000.

George E. Prescott, a customer-director of Roundy's, is also a director of Performance Foods of Shawano, Inc., another customer-stockholder of Roundy's.

Gary N. Gundlach and G.E.M., Inc. have agreed to sublease land and buildings from the Company for periods of two to 20 years at five store sites, for an aggregate annual rental of approximately $969,000.

Tate Foods, Inc. agreed to sublease land and buildings from the Company for periods of three to 16 years at two store sites, for an aggregate annual rental of approximately $275,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of seven to 16 years at three store sites, for an aggregate annual rental of approximately $624,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of five to 20 years at eight store sites, for an aggregate annual rental of approximately $2,241,000.

In April, 1993, Tate Foods, Inc. issued promissory notes to Roundy's, Inc. in the amount of $40,000. The amount outstanding as of February 25, 1995 was $16,600.

The Company has guaranteed $419,800 of notes which mature in December of 1997 for Tate Foods, Inc., of which Duane G. Tate is President and stockholder.

Michael J. Schmitt, Vice President-Sales and Development of Roundy's, is also a director of McGee & McGee, Inc., a customer of Roundy's.



                           PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         -------------------------------------------------------
         on Form 8-K.
         ------------
(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended December 31, 1994, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for each of the three years in the period ended December 31, 1994
     Consolidated Balance Sheets at December 31, 1994 and
     January 1, 1994
     Statements of Consolidated Stockholders' Equity for each of the three years in the period ended December 31, 1994
     Statements of Consolidated Cash Flows for each of the three years in the period ended December 31, 1994
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules as of December 31, 1994

                                                             Page
                                                             ----
          Independent Auditors' Report....................... 22

          Schedule VIII - Valuation and qualifying
                            accounts......................... 23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended December 9, 1986, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
3.3   1988-1 By-Law Amendments, incorporated herein by reference to
      Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988, filed with the Commission on April 1, 1988, Commission File No. 2-66296.
3.4 Amendment of By-Law Section 5.01, incorporated herein by reference to Exhibit 3.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990, Commission File No. 2-66296.
3.5 Amendment of By-Law Section 7.10, 7.11 and 7.12, incorporated herein by reference to Exhibit 3.5 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 29, 1990, filed with the Commission on March 28, 1991, Commission File No. 2-66296.
4.1 Modification Letter dated March 1, 1989 to Note Purchase Agreement dated September 1, 1987 between Roundy's, Inc. and Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 31, 1989, Commission File No. 2-66296.
4.2 Modification Letter dated March 20, 1990 to Modification Letter dated March 1, 1989 and to Note Purchase Agreement dated March 1, 1989 between Roundy's, Inc. and Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990, Commission File No. 2-66296.
4.3   Credit Agreement dated March 6, 1989, between Roundy's, Inc.
      and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 31, 1989, Commission File No. 2-66296.
4.4 Amendment No. 1 dated April 13, 1990 to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 27, 1990.
4.5 Roundy's, Inc. Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.6   Amendment No. 2 dated October 9, 1991 (effective October 24,
      1991) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.7   Amendment No. 3 dated December 9, 1991 (effective December 30,
      1991) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.8   Note Agreement dated December 15, 1991 (effective December 30,
      1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.9   Amendment No. 4 dated December 14, 1992 (effective December 15,
      1992) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.10 Note Agreement dated December 15, 1992 between Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio
      National Life Insurance Company, Provident Mutual Life
      Insurance Company of Philadelphia, Providentmutual Life and Annuity Company of America, Guarantee Mutual Life Company, Woodmen Accident and Life Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit
      4.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.11 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit 4.11 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.12  Amendment No. 5 dated December 15, 1993 (effective December 13,
      1993) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.13  Note Agreement dated December 22, 1993 (effective December 22,
      1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life Mutual Insurance Company, Phoenix American Life Insurance Company, Washington National Insurance Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.14  Form of Subscription Agreement, incorporated by reference to
      Exhibit 4.14 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.15  Form of Buying Deposit Agreement, incorporated by reference to
      Exhibit 4.15 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.16 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to Exhibit 4.16 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 2-66296.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration
      Statement on Form S-2 (File No. 2-66296), dated April 29, 1986. 9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust
      Agreement, incorporated herein by reference to Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1987.
10.1 Employment Agreement dated July 1, 1992 between the Registrant and John R. Dickson, incorporated herein by reference to
      Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.2 Roundy's, Inc. Supplemental Pension Plan Agreement, effective July 1, 1987 between the Registrant and John R. Dickson, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.3 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Dickson, Ranus, Lestina and Sullivan, incorporated herein by reference to
      Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the Commission on March 30, 1990, Commission File No. 2-66296.
10.4 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
10.4(a) Declarations page for renewal of Directors and Officers
      Liability and Corporation Reimbursement Policy.
10.5 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
13.   1994 Annual Report to Stockholders of Roundy's, Inc.
21.   Subsidiaries of Roundy's, Inc.
(b)   Reports on Form 8-K.
      On October 7, 1994 a report on Form 8-K was filed to report, under "Item 5. Other Events," the execution of a Memorandum of Intent relating to the proposed merger of the Company with Spartan Stores, Inc. of Grand Rapids, Michigan.

      On November 21, 1994 a report on Form 8-K was filed to report, under "Item 5. Other Events," the termination of merger discussions with Spartan Stores, Inc.



INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of December 31, 1994 and January 1, 1994, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 24, 1995; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc., listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 1995

                                    ROUNDY'S, INC. AND SUBSIDIARIES
                                    ===============================

                                   VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------
            COLUMN A            COLUMN B         COLUMN C         COLUMN D        COLUMN E
-------------------------------------------------------------------------------------------
                                           ADDITIONS
                                               (1)       (2)
                                Balance at  Charged to  Charged                   Balance
                                Beginning   Costs and   to Other                  at End
           Description          of Period   Expenses    Accounts  Deductions(A)   of Period
-------------------------------------------------------------------------------------------
YEAR ENDED December 31, 1994:
Allowance for Losses:
   Current receivables......   $8,766,500  $9,166,600             $6,932,700    $11,000,400
   Notes receivable, long-term  1,483,000      -                     567,000        916,000

YEAR ENDED January 1, 1994:
Allowance for Losses:
   Current receivables......   $7,578,200  $6,738,600             $5,550,300    $ 8,766,500
   Notes receivable, long-term  1,483,000      -                      -           1,483,000

YEAR ENDED January 2, 1993:
   Current receivables......   $7,038,900  $4,289,900             $3,750,600    $ 7,578,200
   Notes receivable, long-term     -        1,483,000                 -           1,483,000

(A)  Amounts in Column D represent charges made for the purpose the allowance was provided.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.

JOHN R. DICKSON                         ROBERT D. RANUS
_________________________               ________________________
By: John R. Dickson                     By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

JOHN R. DICKSON
_________________________               ________________________
John R. Dickson                         George E. Prescott
March 30, 1995                          March 30, 1995
(Director)                              (Director)

GERALD F. LESTINA                       ROBERT D. RANUS
_________________________               ________________________
Gerald F. Lestina                       Robert D. Ranus
March 30, 1995                          March 30, 1995
(Director)                              (Director)


GEORGE C. KAISER                        GARY N. GUNDLACH
_________________________               ________________________
George C. Kaiser                        Gary N. Gundlach
March 30, 1995                          March 30, 1995
(Director)                              (Director)


                                        ROBERT E. BARTELS
_________________________               ________________________
Brenton H. Rupple                       Robert E. Bartels
March 30, 1995                          March 30, 1995
(Director)                              (Director)



_________________________
Charles R. Bonson
March 30, 1995
(Director)







               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended
December 31, 1994 is incorporated by reference in this report.

Registrant does not furnish proxy soliciting material to its securityholders.







                      INDEX TO EXHIBITS




Exhibit                  Description

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2 (File No. 2-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended December 9, 1986,
      incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
3.3   1988-1 By-Law Amendments, incorporated herein by reference to
      Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1988, filed with the Commission on April 1, 1988, Commission File No. 2-66296.
3.4 Amendment of By-Law Section 5.01, incorporated herein by reference to Exhibit 3.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990, Commission File No. 2-66296.
3.5 Amendment of By-Law Section 7.10, 7.11 and 7.12, incorporated herein by reference to Exhibit 3.5 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 29,
      1990, filed with the Commission on March 28, 1991, Commission File No. 2-66296.
4.1 Modification Letter dated March 1, 1989 to Note Purchase Agreement dated September 1, 1987 between Roundy's, Inc. and Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 31, 1989, Commission File No. 2-66296.
4.2 Modification Letter dated March 20, 1990 to Modification Letter dated March 1, 1989 and to Note Purchase Agreement dated March 1, 1989 between Roundy's, Inc. and Teachers Insurance and Annuity Association of America, incorporated herein by reference to Exhibit 4.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989, filed with the Commission on March 30, 1990, Commission File No. 2-66296.
4.3   Credit Agreement dated March 6, 1989, between Roundy's, Inc.
      and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended December 31,
      1988, filed with the Commission on March 31, 1989, Commission File No. 2-66296.
4.4 Amendment No. 1 dated April 13, 1990 to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 27, 1990.
4.5 Roundy's, Inc. Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.6   Amendment No. 2 dated October 9, 1991 (effective October 24,
      1991) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.7   Amendment No. 3 dated December 9, 1991 (effective December 30,
      1991) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.8   Note Agreement dated December 15, 1991 (effective December 30,
      1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.9   Amendment No. 4 dated December 14, 1992 (effective December 15,
      1992) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.10 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.10 Note Agreement dated December 15, 1992 between Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio
      National Life Insurance Company, Provident Mutual Life
      Insurance Company of Philadelphia, Providentmutual Life and Annuity Company of America, Guarantee Mutual Life Company, Woodmen Accident and Life Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit
      4.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.11 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit 4.11 of
      Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.12  Amendment No. 5 dated December 15, 1993 (effective December 13,
      1993) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.13 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.13  Note Agreement dated December 22, 1993 (effective December 22,
      1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life Mutual Insurance Company, Phoenix American Life Insurance Company, Washington National Insurance Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.14  Form of Subscription Agreement, incorporated by reference to
      Exhibit 4.14 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.15  Form of Buying Deposit Agreement, incorporated by reference to
      Exhibit 4.15 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.16 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to Exhibit 4.16 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 2-66296.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration
      Statement on Form S-2 (File No. 2-66296), dated April 29, 1986. 9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust
      Agreement, incorporated herein by reference to Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2 -66296), dated April 29, 1987.
10.1 Employment Agreement dated July 1, 1992 between the Registrant and John R. Dickson, incorporated herein by reference to
      Exhibit 10.1 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.2 Roundy's, Inc. Supplemental Pension Plan Agreement, effective July 1, 1987 between the Registrant and John R. Dickson, incorporated herein by reference to Exhibit 10.3 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.3 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Dickson, Ranus, Lestina and Sullivan, incorporated herein by reference to
      Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the Commission on March 30, 1990, Commission File No. 2-66296.
10.4(a) Declarations page for renewal of Directors and Officers
      Liability and Corporation Reimbursement Policy.  FILED HEREWITH.
10.5 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
13    1994 Annual Report to Stockholders of Roundy's, Inc.  FILED
        HEREWITH.
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.