Form 10-Q
period 1995-04-01
ROUNDYS INC
filed 1995-05-12
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                      ------------------------------------------------
                              Roundy's, Inc.
- ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
- ----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

- ----------------------------------------------------------------------

23000 Roundy Drive, Pewaukee, Wisconsin        53072
- ----------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
- ----------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
- ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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



          Class                          Outstanding at April 1, 1995
- ------------------------------        --------------------------------
Common Stock, $1.25 par value

Class A (Voting)                        14,000 Shares

Class B (Non-voting)                 1,140,376 Shares


                       ROUNDY'S, INC.

                            INDEX
                            -----

                                                     Page No.
                                                     --------
PART I.   Financial Information:

          Consolidated Balance Sheets -
               April 1, 1995 and December 31, 1994      3

          Statements of Consolidated Earnings -
               Thirteen Weeks Ended April 1, 1995
               and April 2, 1994                        4

          Statements of Consolidated Cash Flows -
               Thirteen Weeks Ended April 1, 1995
               and April 2, 1994                        5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                               7

PART II.  Other Information                             8

SIGNATURES                                              9




               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
             April 1, 1995 and December 31, 1994


                                       April 1, 1995  December 31, 1994
                                        (Unaudited)      (Audited)
ASSETS                                 -------------  -----------------

CURRENT ASSETS:
 Cash and cash equivalents.............$ 25,683,400       $ 40,268,800
 Notes and accounts receivable, less
   allowance for losses, $11,455,700
    and $11,000,400, respectively......  94,999,100         95,105,500
 Merchandise inventories............... 168,410,900        157,195,700
 Prepaid expenses......................   4,303,200          5,774,200
 Future income tax benefits............   5,691,800          5,691,800
                                       ------------       ------------
    Total Current Assets............... 299,088,400        304,036,000
                                       ------------       ------------
OTHER ASSETS:
 Notes receivable......................  15,707,400         14,631,300
 Deferred expenses and other...........   7,076,900          7,066,200
 Other real estate.....................   4,840,000          6,584,200
 Deferred income tax benefit...........   3,060,000          3,060,000
                                       ------------       ------------
    Total Other Assets.................  30,684,300         31,341,700
                                       ------------       ------------
PROPERTY AND EQUIPMENT - Net...........  68,733,000         69,274,500
                                       ------------       ------------
                                       $398,505,700       $404,652,200
                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt..$  4,928,600       $  5,678,600
 Accounts payable...................... 151,836,700        166,024,700
 Accrued expenses......................  42,185,700         36,036,000
 Income taxes..........................     335,100          4,483,200
                                       ------------       ------------
   Total Current Liabilities            199,286,100        212,222,500

LONG-TERM DEBT, LESS CURRENT MATURITIES  94,471,800         88,226,700

OTHER LIABILITIES......................  13,770,100         13,784,300
                                       ------------       ------------
    Total Liabilities.................. 307,528,000        314,233,500
                                       ------------       ------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A)....................      17,500             17,500
   Non-Voting (Class B)................   1,425,500          1,443,000
    Total Common Stock.................   1,443,000          1,460,500
                                       ------------       ------------
Amount related to recording minimum
 pension liability.....................    (112,700)          (112,700)
Additional paid-in capital.............  22,882,500         23,159,700
Reinvested earnings....................  66,764,900         65,911,200
                                       ------------       ------------
    Total Stockholders' Equity.........  90,977,700         90,418,700
                                       ------------       ------------
                                       $398,505,700       $404,652,200
                                       ============       ============
See Notes to Financial Statements.





               ROUNDY'S, INC. AND SUBSIDIARIES

             STATEMENTS OF CONSOLIDATED EARNINGS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND APRIL 2, 1994

                         (UNAUDITED)




                                               Thirteen Weeks Ended
                                           April 1, 1995   April 2, 1994
                                           -------------   -------------
REVENUES:
 Net sales and service fees.............   $590,402,700    $606,214,700
 Other - net............................        692,200         676,100
                                           ------------    ------------
                                            591,094,900     606,890,800
                                           ------------    ------------
COSTS AND EXPENSES:
 Cost of sales..........................    535,441,200     550,157,900
 Operating and administrative...........     50,934,300      52,104,700
 Interest...............................      1,931,900       2,416,500
                                           ------------    ------------
                                            588,307,400     604,679,100
                                           ------------    ------------
EARNINGS BEFORE INCOME TAXES............      2,787,500       2,211,700

PROVISION FOR INCOME TAXES..............      1,135,900         902,000
                                           ------------    ------------
NET EARNINGS............................   $  1,651,600    $  1,309,700
                                           ============    ============





See Notes to Financial Statements.







               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995 AND APRIL 2, 1994
                         (UNAUDITED)

                                              Thirteen Weeks Ended
                                          April 1, 1995   April 2, 1994
Cash Flows From Operating Activities:     -------------   -------------
 Net earnings..........................   $  1,651,600     $  1,309,700
Adjustments to reconcile net earnings
 to net cash provided by operating
 activities:...........................
 Depreciation and amortization.........      3,293,600        3,152,200
 Allowance for losses..................        965,200          838,700
 Gain on sale of assets................         (5,700)         (32,000)
(Increase) Decrease in Operating Assets:
 Accounts receivable...................       (858,800)      (6,415,000)
 Merchandise inventories...............    (11,215,200)     (16,353,500)
 Prepaid expenses......................      1,471,000        2,111,700
 Future income tax benefits............                        (179,900)
 Other real estate.....................      1,744,200           83,200
 Deferred expenses and other assets....       (107,500)         (13,700)
Increase (Decrease) in Operating
 Liabilities:
 Accounts payable......................    (14,188,000)      32,718,600
 Accrued expenses......................      6,149,700        4,589,500
 Income taxes..........................     (4,148,100)        (410,900)
 Other liabilities.....................        (14,200)          85,900
                                          ------------     ------------
Net cash flows (used in) provided by
 operating activities..................    (15,262,200)      21,484,500
                                          ------------     ------------
Cash Flows from Investing Activities:
 Capital Expenditures..................     (2,759,700)      (6,370,900)
 Proceeds from sale of property and
   equipment...........................        110,100           55,300
 Increase in notes receivable..........     (1,076,100)        (387,200)
Net cash flows (used in) provided by      ------------
 investing activities..................     (3,725,700)      (6,702,800)
                                          ------------     ------------
Cash Flows from Financing Activities:
 Proceeds from long-term borrowings....      7,000,000
 Principal payments of long-term debt..       (754,900)     (10,841,300)
 Decrease in notes payable and current
   maturities of long-term debt........       (750,000)          (4,000)
 Proceeds from sale of common stock....                          10,700
 Common stock purchased................     (1,092,600)          (7,100)
                                          ------------     ------------
Net cash flows provided by (used in)
 financing activities..................      4,402,500      (10,841,700)
                                          ------------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................    (14,585,400)       3,940,000

Cash and Cash Equivalents,
 Beginning of Period...................      40,268,800       25,845,600
                                           ------------     ------------
Cash and Cash Equivalents,
 End of Period.........................    $ 25,683,400     $ 29,785,600
                                           ============     ============
Cash paid during the period: -Interest     $  1,454,200     $  2,133,400
                            - Income Taxes    5,305,300        1,002,900

See Notes to Financial Statements.





         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995 and December 31, 1994, and the results of operations for the thirteen weeks ended April 1, 1995 and April 2, 1994.

2) The results of operations for the thirteen weeks ended April 1, 1995 and April 2, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.









           MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations during the periods included in the accompanying statements of consolidated earnings.

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                              Comparison of
                                      13 Weeks Ended April 1, 1995
                                            and April 2, 1994
                                      ----------------------------

Net sales and service fees             $(15,812,000)   (2.6)%
Cost of sales                           (14,716,700)   (2.7)%
Operating and admin. expenses            (1,170,400)   (2.3)%
Interest expense                           (484,600)  (20.1)%
Earnings before income taxes                575,800    26.0 %

Net sales and service fees decreased approximately $15.8 million during the first quarter of 1995 as compared to the first quarter of 1994. The loss of wholesale customers resulted in a decrease in sales of approximately $4.7 million. The sale of a wholesale facility resulted in a decrease of approximately $4.2 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $7.3 million. Sales to new and existing wholesale customers increased $0.4 million.

Cost of sales approximated 90.7% and 90.8% of net sales and service fees for the thirteen weeks ended April 1, 1995 and April 2, 1994, respectively.

Operating and administrative expenses approximated 8.6% of net sales and service fees for the thirteen weeks ended
April 1, 1995 and April 2, 1994.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended April 1, 1995 as compared to the quarter ended April 2, 1994.

No patronage dividends have been accrued as of April 1, 1995 and April 2, 1994. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1995 and 1994.

Liquidity and Capital Resources

The Company's current ratio increased from 1.43:1 at year-end to 1.50:1 at April 1, 1995. The consolidated long-term debt to equity ratio has increased from .98:1 at December 31, 1994 to 1.04:1 at April 1, 1995, primarily due to higher seasonal inventory requirements.

Stockholders' equity increased approximately $0.6 million due to reinvested earnings of $1.7 million and offset by common stock purchases of $1.1 million.






                    II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended April 1, 1995.



















                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ROUNDY'S, INC.
                                   -----------------------
                                      (Registrant)





Date:       May 12, 1995           ROBERT D. RANUS
            ---------------        -----------------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)