Form 10-Q
period 1995-07-01
ROUNDYS INC
filed 1995-08-10
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505

                              Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

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



          Class                          Outstanding at July 1, 1995

Common Stock, $1.25 par value

Class A (Voting)                        13,900 Shares

Class B (Non-voting)                  1,129,844 Shares

                        ROUNDY'S, INC.

                            INDEX


                                                     Page
No.
PART I.   Financial Information:

          Consolidated Balance Sheets -
               July 1, 1995 and December 31, 1994      3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Twenty-six Weeks
               Ended July 1, 1995 and July 2, 1994     4

          Statements of Consolidated Cash Flows -
               Twenty-six Weeks Ended July 1, 1995
               and July 2, 1994                        5

          Notes to Consolidated Financial Statements   6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                              7

PART II.  Other Information                            9

SIGNATURES                                            10

               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
             July 1, 1995 and December 31, 1994

                                           July 1, 1995   December 31, 1994
                                           (Unaudited)       (Audited)
ASSETS                                     -------------  -----------------
CURRENT ASSETS:
 Cash and cash equivalents.............    $ 35,465,200    $ 40,268,800
 Notes and accounts receivable, less
   allowance for losses, $9,907,200
    and $11,000,400, respectively......      91,958,300      95,105,500
  Merchandise inventories..............     163,731,600     157,195,700
 Prepaid expenses......................       4,087,100       5,774,200
 Future income tax benefits............       6,153,900       5,691,800
                                           ------------    ------------
    Total Current Assets...............     301,396,100     304,036,000
                                           ------------    ------------
OTHER ASSETS:
 Notes receivable......................      17,858,700      14,631,300
Deferred expenses and other............       6,553,200       7,066,200
 Other real estate.....................       4,828,200       6,584,200
 Deferred income tax benefit...........       3,060,000       3,060,000
                                           ------------    ------------
    Total Other Assets.................      32,300,100      31,341,700
                                           ------------    ------------
PROPERTY AND EQUIPMENT - Net...........      69,333,500      69,274,500
                                           ------------    ------------
                                           $403,029,700    $404,652,200
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt..    $  4,928,600    $  5,678,600
Accounts payable.......................     162,291,400     166,024,700
 Accrued expenses......................      41,408,400      36,036,000
 Income taxes..........................                       4,483,200
                                           ------------    ------------
   Total Current Liabilities                208,628,400     212,222,500

LONG-TERM DEBT, LESS CURRENT MATURITIES      87,415,500      88,226,700

OTHER LIABILITIES......................      13,735,400      13,784,300
                                           ------------    ------------
    Total Liabilities..................     309,779,300     314,233,500
                                           ------------    ------------
REDEEMABLE CLASS B COMMON STOCK.........      6,337,900       5,539,600
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A)....................          17,400          17,500
   Non-Voting (Class B)................       1,309,900       1,353,500
                                           ------------     -----------
    Total Common Stock.................       1,327,300       1,371,000

Amount related to recording minimum
 pension liability......................       (112,700)       (112,700)
Additional paid-in capital..............     21,442,200      21,741,200
Reinvested earnings.....................     64,255,700      61,879,600

                                           ------------    ------------
    Total Stockholders' Equity.........      86,912,500      84,879,100
                                           ------------    ------------
                                           $403,029,700    $404,652,200
                                           ============    ============
[FN]
See Notes to Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

       FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND
                                  JULY 2, 1994

                                   (UNAUDITED)
                                                Thirteen Weeks Ended Twenty-Six Weeks Ended
                                            July 1, 1995   July 2, 1994        July 1, 1995     July 2, 1994
                                           -------------   ------------       --------------   --------------
REVENUES:
Net sales and service fees.............     $619,353,200   $624,277,200       $1,209,755,900   $1,230,491,900
Other - net............................        1,559,600        544,800            2,251,800        1,220,900
                                            ------------   ------------       --------------   --------------
                                             620,912,800    624,822,000        1,212,007,700    1,231,712,800
                                            ------------   ------------       --------------   --------------
COSTS AND EXPENSES:
Cost of sales..........................      563,109,300    566,346,200        1,098,550,500    1,116,504,100
Operating and administrative...........       50,590,000     51,304,600          101,524,300      103,409,300
Interest...............................        1,988,900      2,394,100            3,920,800        4,810,600
                                            ------------   ------------       --------------   --------------
                                             615,688,200    620,044,900        1,203,995,600    1,224,724,000
                                            ------------   ------------       --------------   --------------
EARNINGS BEFORE PATRONAGE DIVIDENDS....        5,224,600      4,777,100            8,012,100        6,988,800

PATRONAGE DIVIDENDS....................                       1,250,000                             1,250,000
                                            ------------   ------------       --------------   --------------
EARNINGS BEFORE INCOME TAXES...........        5,224,600      3,527,100            8,012,100        5,738,800

PROVISION FOR INCOME TAXES.............        2,129,000      1,436,000            3,264,900        2,338,000
                                            ------------   ------------       --------------   --------------
NET EARNINGS...........................     $  3,095,600   $  2,091,100       $    4,747,200   $    3,400,800
                                            ============   ============       ==============   ==============

See Notes to Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1995 AND JULY 2, 1994
                         (UNAUDITED)
                                               Twenty-six Weeks Ended
                                            July 1, 1995     July 2, 1994
                                            ------------     ------------
Cash Flows From Operating Activities:
  Net earnings..........................    $  4,747,200     $  3,400,800
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization.........       6,557,000        6,347,900
  Allowance for losses..................       3,016,700        1,197,400
  Gain on sale of assets................        (666,300)         (84,000)
  Increase in closed facility reserve...         250,000          250,000
  Patronage dividends payable in
  common stock..........................                          875,000
(Increase) Decrease in Operating Assets:
  Accounts receivable...................       2,526,500       (4,417,600)
  Merchandise inventories...............      (6,535,900)     (12,178,800)
  Prepaid expenses......................       1,687,100        2,498,100
  Future income tax benefits............        (462,100)
  Other real estate.....................       1,756,000          (64,500)
  Deferred expenses and other assets....         319,300          515,800
Increase (Decrease) in Operating
  Liabilities:
  Accounts payable......................      (3,733,300)      22,956,000
  Accrued expenses......................       5,122,400        2,523,200
  Income taxes..........................      (4,483,200)        (272,500)
  Other liabilities.....................         (49,000)         746,900
                                            ------------     ------------
Net cash flows provided by (used in)
  operating activities..................      10,052,400       24,293,700
                                            ------------     ------------
Cash Flows from Investing Activities:
  Capital Expenditures..................      (8,357,500)     (10,765,100)
  Proceeds from sale of property and
    equipment...........................       2,601,500          419,900
  Increase in notes receivable..........      (5,623,400)        (671,300)
                                            ------------     ------------
Net cash flows provided by (used in)
  investing activities..................     (11,379,400)     (11,016,500)
                                            ------------     ------------
Cash Flows from Financing Activities:
  Principal payments of long-term debt..        (811,200)     (11,311,700)
  (Decrease)in notes payable and current
  maturities of long-term debt..........        (750,000)        (309,200)
  Proceeds from sale of common stock....         539,900          186,200
  Common stock purchased................      (2,455,300)      (1,145,800)
Net cash flows provided by (used in)        ------------     ------------
  financing activities..................      (3,476,600)     (12,580,500)
                                            ------------     ------------
Net Increase (Decrease) in Cash and
  Cash Equivalents......................      (4,803,600)         696,700

Cash and Cash Equivalents,
  Beginning of Period...................      40,268,800       25,845,600
                                            ------------     ------------

Cash and Cash Equivalents, End of Period    $ 35,465,200     $ 26,542,300
                                            ============     ============
Cash paid during the period: - Interest     $  4,027,400     $  4,760,300
                             - Income Taxes    8,268,600        2,160,700
[FN]
See Notes to Financial Statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 1, 1995 and December 31, 1994, and the results of operations for the thirteen and twenty-six weeks ended July 1, 1995 and July 2, 1994 and changes in cash flows for the twenty-six weeks ended July 1, 1995 and July 2, 1994.

2) The results of operations for the thirteen and twenty-six weeks ended July 1, 1995 and July 2,
          1994 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) In accordance with SEC requirements, Class B common stock which is subject to redemption is now reflected outside of stockholders' equity. The December 31, 1994 balance sheet has been reclassified in order to be comparable to the July 1, 1995 balance sheet. As of July 1, 1995 and December 31, 1994, 81,885 and 71,571 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                              Comparison of
                              13 Weeks Ended July 1,   26 Weeks Ended July 1,
                               1995 & July 2, 1994      1995 & July 2, 1994

Net sales and service fees    $(4,924,000)   (0.8)%    $(20,736,000)  (1.7)%
Cost of sales                  (3,236,900)   (0.6)%     (17,953,600)  (1.6)%
Operating and admin. expenses    (714,600)   (1.4)%      (1,885,000)  (1.8)%
Interest expense                 (405,200)  (16.9)%        (889,800) (18.5)%
Earnings before income taxes    1,697,500    48.1 %       2,273,300   39.6 %

Net sales and service fees decreased approximately $4.9
million during the second quarter of 1995 as compared to the
second quarter of 1994.   The loss of wholesale customers resulted
in a decrease in sales of approximately $3.4 million. The sale of a wholesale facility resulted in a decrease of approximately $4.4 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $5.1 million. Sales to new and existing wholesale customers increased $8.0 million.

Net sales and service fees decreased approximately $20.7 million during the first and second quarters of 1995 as compared to the first and second quarters of 1994. The loss of wholesale customers resulted in a decrease in sales of approximately $8.1 million. The sale of a wholesale facility resulted in a decrease of $8.6 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $12.4 million. Sales to new and existing wholesale customers increased $8.4 million.

Cost of sales approximated 90.9% and 90.7% of net sales and service fees for the thirteen weeks ended July 1, 1995 and July 2, 1994, respectively. Year-to-date cost of sales approximated 90.8% and 90.7% of net sales and service fees for the twenty-six weeks ended July 1, 1995 and July 2, 1994, respectively.

Operating and administrative expenses approximated 8.2% of net sales and service fees for the thirteen weeks ended July 1, 1995 and July 2, 1994. Year-to-date operating and administrative expenses approximated 8.4% of net sales and service fees for the twenty-six weeks ended July 1, 1995 and July 2, 1994.

Interest expense decreased primarily as a result of lower borrowing levels during the twenty-six weeks ended July 1, 1995 as compared to the twenty-six weeks ended July 2, 1994.

No patronage dividends have been accrued as of July 1, 1995. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1995 and 1994.

Liquidity and Capital Resources

The Company's current ratio was 1.43:1 at year-end and 1.44:1 at July 1, 1995. The consolidated long-term debt to equity ratio has decreased from 1.04:1 at December 31, 1994 to 1.01:1 at July 1, 1995.

Stockholders' equity increased approximately $2.0 million due to reinvested earnings of $4.7 million, proceeds from the sale of common stock of $0.5 million and offset by common stock purchases of $2.4 million and an increase in Class B common stock subject to redemption of $0.8 million - See Note 4.

                    II. OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 12, 1995, and at a Special Meeting on June 21, 1995. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on July 20, 1995.

(b) At the annual meeting, Lloyd E. Coppersmith was elected as a retailer director and George C.
          Kaiser was elected as a non-retailer non-management director. At the Special Meeting, Patrick D. McAdams was elected as a retailer director. At the meeting of the Trustees, Henry
          Karbiner, Jr. was elected as a non-retailer non-management director. All of these votes were unanimous since all of the Class A common stock are held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Gerald F. Lestina, Gary N. Gundlach,
          Robert D. Ranus, Charles R. Bonson, Robert E.
          Bartels and Brenton H. Rupple.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none.

(b)       Reports on Form 8-K -- There were no reports on
          Form 8-K filed for the thirteen weeks ended July 1, 1995.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ROUNDY'S, INC.
                                       ---------------------
                                       (Registrant)





Date:     August 10, 1995               ROBERT D. RANUS
          -------------------           -----------------------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)