Form 10-Q
period 1995-09-30
ROUNDYS INC
filed 1995-11-08
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
--------------------------------------------------------------------
                              Roundy's, Inc.
--------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
--------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
--------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
--------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filedall reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                        Outstanding at September 30, 1995
-------------------------------    -------------------------------------
Common Stock, $1.25 par value

Class A (Voting)                        13,700 Shares

Class B (Non-voting)                  1,123,660 Shares






                       ROUNDY'S, INC.


                            INDEX



                                                           Page No.
PART I.   Financial Information:

          Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994       3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Thirty-Nine Weeks
               Ended September 30, 1995 and October 1, 1994   4

          Statements of Consolidated Cash Flows -
               Thirty-Nine Weeks Ended September 30, 1995
               and October 1, 1994                            5

          Notes to Consolidated Financial Statements          6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                     7

PART II.  Other Information                                   9

SIGNATURES                                                   10







               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
          September 30, 1995 and December 31, 1994

                                        September 30, 1995  December 31, 1994
                                          (Unaudited)          (Audited)
ASSETS                                  ------------------  -----------------

CURRENT ASSETS:
 Cash and cash equivalents.............    $ 23,485,700     $ 40,268,800
 Notes and accounts receivable, less
   allowance for losses, $10,622,400
    and $11,000,400, respectively......      94,550,900       95,105,500
  Merchandise inventories..............     174,994,700      157,195,700
 Prepaid expenses......................       3,084,000        5,774,200
 Future income tax benefits............       6,288,400        5,691,800
                                           ------------     ------------
    Total Current Assets...............     302,403,700      304,036,000
                                           ------------     ------------
OTHER ASSETS:
 Notes receivable......................      20,986,100       14,631,300
 Deferred expenses and other...........       6,381,800        7,066,200
 Other real estate.....................       4,990,500        6,584,200
 Deferred income tax benefit...........       3,060,000        3,060,000
                                           ------------     ------------
    Total Other Assets.................      35,418,400       31,341,700
                                           ------------     ------------
PROPERTY AND EQUIPMENT - Net...........      68,463,200       69,274,500
                                           ------------     ------------
                                           $406,285,300     $404,652,200
                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt..    $  3,405,300     $  5,678,600
 Accounts payable......................     166,467,600      166,024,700
 Accrued expenses......................      43,167,300       36,036,000
 Income taxes..........................                        4,483,200
                                           ------------     ------------
   Total Current Liabilities                213,040,200      212,222,500

LONG-TERM DEBT, LESS CURRENT MATURITIES      84,380,800       88,226,700

OTHER LIABILITIES.......................     13,730,600       13,784,300
                                           ------------     ------------
    Total Liabilities...................    311,151,600      314,233,500
                                           ------------     ------------
REDEEMABLE CLASS B COMMON STOCK.........      6,874,500        5,539,600

STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).....................         17,100           17,500
   Non-Voting (Class B).................      1,293,600        1,353,500
                                           ------------     ------------
    Total Common Stock..................      1,310,700        1,371,000

Amount related to recording minimum
 pension liability......................       (112,700)        (112,700)
Additional paid-in capital..............     21,246,300       21,741,200
Reinvested earnings.....................     65,814,900       61,879,600
                                           ------------     ------------
    Total Stockholders' Equity..........     88,259,200       84,879,100
                                           ------------     ------------
                                           $406,285,300     $404,652,200
                                           ============     ============
See Notes to Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                     SEPTEMBER 30, 1995 AND OCTOBER 1, 1994

                                   (UNAUDITED)


                                              Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                        September 30, 1995  October 1, 1994   September 30, 1995     October 1, 1994
                                        ------------------  ---------------   ------------------     ---------------
REVENUES:
 Net sales and service fees............ $609,201,700        $601,014,400      $1,818,957,600         $1,831,506,300
 Other - net...........................    1,541,300             748,000           3,793,100              1,968,900
                                        ------------        ------------      --------------         --------------
                                         610,743,000         601,762,400       1,822,750,700          1,833,475,200
                                        ------------        ------------      --------------         --------------
COSTS AND EXPENSES:
 Cost of sales.........................  552,934,700         543,984,600       1,651,485,200          1,660,488,700
 Operating and administrative..........   51,783,700          51,864,900         153,308,000            155,274,200
 Interest..............................    2,012,300           2,307,600           5,933,100              7,118,200
                                        ------------        ------------      --------------         --------------
                                         606,730,700         598,157,100       1,810,726,300          1,822,881,100
                                        ------------        ------------      --------------         --------------
EARNINGS BEFORE PATRONAGE DIVIDENDS....    4,012,300           3,605,300          12,024,400             10,594,100

PATRONAGE DIVIDENDS....................                          500,000                                  1,750,000
                                        ------------        ------------      --------------         --------------
EARNINGS BEFORE INCOME TAXES...........    4,012,300           3,105,300          12,024,400              8,844,100

PROVISION FOR INCOME TAXES.............    1,635,000           1,266,000           4,899,900              3,604,000
                                        ------------        ------------      --------------         --------------
NET EARNINGS............................$  2,377,300        $  1,839,300      $    7,124,500         $    5,240,100
                                        ============        ============      ==============         ==============


See Notes to Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994
                         (UNAUDITED)

                                              Thirty-Nine Weeks Ended
                                        September 30, 1995  October 1, 1994
Cash Flows From Operating Activities:   ------------------  ---------------
 Net earnings.......................... $  7,124,500        $  5,240,100
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
 Depreciation and amortization.........    9,968,600           9,484,400
 Allowance for losses..................    4,389,800           1,787,300
 Gain on sale of assets................     (859,300)           (127,200)
 Increase in closed facility reserve...      720,000             375,000
  Patronage dividends payable in
   common stock........................                        1,225,000
(Increase) Decrease in Operating Assets:
 Accounts receivable...................   (3,835,200)           (931,400)
 Merchandise inventories...............  (17,799,000)        (12,777,300)
 Prepaid expenses......................    2,690,200           3,363,500
 Future income tax benefits............     (596,600)         (1,099,700)
 Other real estate.....................    1,593,700             170,400
 Deferred expenses and other assets....      365,100             616,000
Increase (Decrease) in Operating
   Liabilities:
 Accounts payable......................      442,900          31,262,300
 Accrued expenses......................    6,411,300           6,106,000
 Income taxes..........................   (4,483,200)           (410,900)
 Other liabilities.....................       53,700             196,800
                                         -----------         -----------
Net cash flows provided by (used in)
 operating activities..................    6,079,100          44,480,300
                                         -----------         -----------
Cash Flows from Investing Activities:
 Capital Expenditures..................  (12,508,700)        (14,428,700)
 Proceeds from sale of property and
   equipment...........................    4,530,100             469,500
 Increase in notes receivable..........   (6,354,800)           (562,700)
                                         -----------         -----------
Net cash flows provided by (used in)
 investing activities..................  (14,333,400)        (14,521,900)
                                         -----------         -----------
Cash Flows from Financing Activities:
 Proceeds from long-term borrowings....    3,000,000
 Principal payments of long-term debt..   (6,845,900)        (21,040,700)
 Increase (decrease) in current
   maturities of long-term debt........   (2,273,300)         (2,598,000)
 Proceeds from sale of common stock....      636,800             214,600
 Common stock purchased................   (3,046,400)         (2,603,200)
                                         -----------         -----------
Net cash flows provided by (used in)
 financing activities..................   (8,528,800)        (26,027,300)
                                         -----------         -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................  (16,783,100)          3,931,100

Cash and Cash Equivalents,
 Beginning of Period...................   40,268,800          25,845,600
                                         -----------         -----------
Cash and Cash Equivalents,
 End of Period.........................  $23,485,700         $29,776,700
                                         ===========         ===========
Cash paid during the period:-Interest    $ 5,508,500         $ 7,199,200
                            -Income Taxes 10,022,000           4,668,000

See Notes to Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the thirteen and thirty-nine weeks ended September 30, 1995 and October 1, 1994 and changes in cash flows for the thirty-nine weeks ended September 30, 1995 and October 1, 1994.

2) The results of operations for the thirteen and thirty-nine weeks ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) In accordance with SEC requirements, Class B common stock which is subject to redemption is now reflected outside of stockholders' equity. The December 31, 1994 balance sheet has been reclassified in order to be comparable to the September 30, 1995 balance sheet. As of September 30, 1995 and December 31, 1994, 88,818 and 71,571
          shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.





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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                              Comparison of
                            13 Weeks Ended Sept. 30, 39 Weeks Ended Sept. 30,
                               1995 & Oct. 1, 1994     1995 & Oct. 1, 1994
                            -------------------------------------------------
Net sales and service fees       $8,187,300   1.4 %    $ (12,548,700) (0.7)%
Cost of sales                     8,950,100   1.7 %     (9,030,500)   (0.5)%
Operating and admin. expenses      (81,200)  (0.2)%     (1,966,200)   (1.3)%
Interest expense                  (295,300) (12.8)%     (1,185,100)  (16.6)%
Earnings before income taxes       407,000   11.3 %      1,430,300    13.5 %

Net sales and service fees increased approximately $8.2 million during the third quarter of 1995 as compared to the third quarter of 1994. The loss of wholesale customers resulted in a decrease in sales of approximately $12.5 million. The sale of a wholesale facility resulted in a decrease of $4.5 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $6.5 million. Sales to new and existing wholesale customers increased $31.7 million.

Net sales and service fees decreased approximately $12.5 million during the first three quarters of 1995 as compared to the first three quarters of 1994. The loss of wholesale customers resulted in a decrease in sales of approximately $20.6 million. The sale of a wholesale facility resulted in a decrease of $13.1 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $18.9 million. Sales to new and existing wholesale customers increased $40.1 million.

Cost of sales approximated 90.8% and 90.5% of net sales and service fees for the thirteen weeks ended September 30, 1995 and October 1, 1994, respectively. The increase in cost of sales in the quarter was the result of increased promotions to customers and experimentation with ECR initiatives. Year-to-date cost of sales approximated 90.8% and 90.7% of net sales and service fees for the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively.

Operating and administrative expenses approximated 8.5% and 8.6% of net sales and service fees for the thirteen weeks ended September 30, 1995 and October 1, 1994, respectively. Year-to-date operating and administrative expenses approximated 8.4% and 8.5% of net sales and service fees for the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the thirty-nine weeks ended
September 30, 1995 as compared to the thirty-nine weeks ended October 1, 1994.

No patronage dividends have been accrued as of September 30, 1995. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1995 and 1994.



Liquidity and Capital Resources

The Company's current ratio decreased from 1.43:1 at year-end to 1.42 at September 30, 1995. The consolidated long-term debt to equity ratio has decreased from 1.04:1 at December 31, 1994 to .96:1 at September 30, 1995, primarily due to lower borrowing levels.

Stockholders' equity increased approximately $3.4 million due to reinvested earnings of $7.1 million, proceeds from the sale of common stock of $0.6 million and offset by common stock purchases of $3.0 million and an increase in Class B common stock subject to redemption of $1.3 million - See Note 4.




                    II. OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

(a)       A meeting of the Trustees of Roundy's, Inc. Voting
          Trust was held on July 20, 1995.

(b) At the meeting of the Trustees, Henry Karbiner, Jr. was elected as a non-retailer non-management director. This vote was unanimous since all of the shares of Class A common stock are held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Gerald F. Lestina, Gary N. Gundlach, Robert D. Ranus, Charles R. Bonson, Robert E. Bartels, Brenton H. Rupple, Lloyd E. Coppersmith, George C. Kaiser and Patrick D. McAdams.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended September 30, 1995.





                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ROUNDY'S, INC.
                                              ----------------------
                                              (Registrant)





Date:     November 7, 1995                    ROBERT D. RANUS
          ----------------                    ----------------------
                                              Robert D. Ranus
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)