Form 10-K405
period 1995-12-30
ROUNDYS INC
filed 1996-03-28
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 30, 1995

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to_______________
Commission file number:  33-57505
                           Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
      Pewaukee, Wisconsin                          53072
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (414) 547-7999

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 30, 1995, 13,400 shares of Class A (voting) Common Stock and 1,121,399 shares of Class B (non-voting) Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on December 30, 1995 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                          Form 10-K Reference
          ---------                          -------------------
          Annual Report to Stockholders      Part II, Items 6, 7, 8
          for the year ended December 30, 1995

                           PART I

ITEM 1.   Business.

                           GENERAL

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas, Pennsylvania, Tennessee and West Virginia. The Company also owns and operates ten retail warehouse food stores under the name "Pick 'n Save," five limited assortment food stores under the name "Mor For Less" and seven conventional food stores under the name "Cardinal Foods," "Village Market" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 896 retail grocery stores.

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

                 OPERATION AS A COOPERATIVE

Roundy's has historically operated its food wholesale business on a cooperative basis, and therefore determined its Federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis.
Substantially all of Roundy's outstanding Class A Common is owned by the owners ("stockholder-customers") of 134 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 68% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the sales of Roundy's to such stockholder-customers. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for the years ended December 30, 1995 and January 1, 1994 were payable 30% in cash and 70% in Class B Common. There were no patronage dividends paid for the year ended December 31, 1994 because the Company did not meet the requirement imposed under its By-Laws which provides that the book value per share of its common stock must increase by 10% before any patronage dividends may be paid. Under Subchapter T of the Internal Revenue Code, patronage dividends are deducted by Roundy's in determining taxable income, and are generally taxable to the stockholder-customers (including the value of the Class B Common), for Federal income tax purposes.

Roundy's anticipates that in the future it will continue to operate on a cooperative basis in substantially this manner, although it is not required to do so and its operation on this basis, as well as its practice of paying patronage dividends, could be terminated at any time by action of the Board of Directors.

The applicable laws, regulations, rulings and judicial decisions affecting the determination of whether a corporation is operating on a cooperative basis for Federal income tax purposes under Subchapter T of the Internal Revenue Code are subject to interpretation. Although management believes that Roundy's qualifies as a cooperative for such purposes, Roundy's has not obtained, and does not intend to seek a ruling or other assurance from the IRS that this is the case. If the Internal Revenue Service were to challenge the cooperative status of Roundy's, and if Roundy's were to be unsuccessful in defending such status, Roundy's might incur a Federal income tax liability with respect to patronage dividends previously paid to stockholder-customers during the tax years in question and reflected as tax deductions by Roundy's. Roundy's thereafter might incur significantly increased consolidated Federal income tax liabilities in future tax years.

The subsidiaries of Roundy's do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 762 retail stores. They do not receive patronage dividends. In addition, approximately 32% of the outstanding combined Class A Common and Class B Common is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common.

                 WHOLESALE FOOD DISTRIBUTION

The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply.
No source of supply accounted for more than 5% of the Company's purchases in fiscal 1995.

The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $166,045,000, $153,699,000 and $137,176,000 of the Company's
sales during the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994, respectively.

As described above, Roundy's, exclusive of its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 37%, 37% and 36% of the Company's consolidated net sales and service fees for fiscal 1995, 1994 and 1993, respectively. At December 30, 1995, Roundy's had 76 stockholder-customers actively engaged in the retail grocery business, operating a total of 134 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 6 of the 134 retail grocery stores are located (6 are in Illinois). At December 30, 1995 the Company (including its subsidiaries) had 762 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 54%, 54% and 55% of the Company's consolidated net sales and service fees for fiscal 1995, 1994 and 1993, respectively.







The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In an 11 state area the Company serviced 134 retail grocery stores operated by its stockholder-customers, 762 retail stores operated by non-stockholders and 22 Company-owned and operated retail stores during fiscal 1995. Of the Company's consolidated net sales and service fees for this period, $539,854,000 or 21.7% were attributable to five customers, with one customer accounting for $219,310,000 or 8.8% of such sales. Approximately 80% or 717 retail store customers purchased less than $3,000,000 each from the Company in fiscal 1995. 121 customers owned more than one retail food store, with two customers owning 13 retail food stores.

Services to Customers

Stockholder-customers are provided, and independent retailers are offered, a variety of services to help them maintain a competitive position within the retail grocery industry. These services include pricing services, ordering assistance, point-of-sale host-computer support, detailed reports of purchases, store engineering, retail accounting, group advertising, centralized bakery purchasing, merchandising, insurance, real estate services and retail training. The Company charges its stockholder-customers for some of these services, however, the income generated by such charges is not material. The foregoing services are also available to the Company's independent retailers on a fee basis.

Customer Loans, Guarantees and Leases

The Company has maintained a continuous effort to assist qualified stockholder-customers and independent retailers to remodel and expand existing retail locations and to develop new retail outlets, and has made various loans to these individuals and entities for such purposes.

Loans outstanding as of December 30, 1995 are as follows:

                                     Outstanding
                 Number                Balance     Range of   Range of
                   of    Original      as of       Interest   Maturity
                 Loans    Amount     Dec. 30,1995   Rates      Dates
                 ------  ----------- ------------ ---------- ----------
Inventory,
Equipment
Loans              146   $40,938,700  $31,030,500 Variable(1)  1996-2011
________________

     (1)  Variable rates based on the Company's cost of borrowing.

The Company has guaranteed customer and employee bank loans and customer leases amounting to $1,908,000 and $1,288,400, respectively at December 30, 1995.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1996 to 2018. Aggregate lease rentals received under this program were $22,045,500, $22,329,500 and $18,985,200 in fiscal 1995,
1994 and 1993, respectively.

Marketing and Distribution of Products

The Company generally distributes its various product lines by a fleet of 270 tractor cabs and 620 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments. The Company has retail counselors and merchandising specialists who serve its customers in a variety of ways, including the analysis of and recommendation on store facilities and equipment;
development of programs and objectives for establishing efficient methods and procedures for receipt, handling, processing, checkout and other operations; informing customers on latest industry trends; assisting and dealing with training needs of customers; and, if the need arises, acting as liaison or problem solver between the Company and the customers. The retail counselors and specialists are assigned a specific geographic area and periodically visit each customer within their assigned area.

Terms of Sales and Bad Debt Experience

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing House ("ACH") system. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than .38% of sales. In 1995, 1994 and 1993, the Company's bad debt expense was $5,871,500, $9,166,600 and $6,738,600, respectively.

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

                     RETAIL FOOD STORES

The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 34,000 to 73,000 square feet per store. The high value-limited assortment retail stores are designated as "Mor For Less" which emphasize low cost, high value lines to the customer, with stores ranging from 9,400 to 24,000 square feet per store. Conventional retail stores operated under the name "Cardinal Foods," "Village Market" or "Buy Low Foods" generally emphasize full service to the customer at competitive prices. These stores range from 36,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:




     Type of Store                    1995       1994      1993
     -------------                    ----       ----      ----
High Value-Limited Assort-
ment and High Volume-Limited
Service Stores (Warehouse
food stores).....................       15         11        14
Conventional Retail Stores.......        7          4         5

Sales of Company-operated stores during the three most recent fiscal years were $226,513,000, $231,364,000 and
$238,724,000 for fiscal 1995, 1994 and 1993, respectively.
The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES

At December 30, 1995, the Company had employed full-time 1,153 executive, administrative and clerical employees, 1,419 warehouse and processing employees and drivers and 678 retail employees and had employed 1,589 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1996 through 1999. The Company considers its employee relations to be normal. However, during the third quarter of 1991 the Company experienced a 12-week labor dispute at the Milwaukee Division. There have been no other significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses which market their products directly to retailers, including companies having greater assets and larger sales volume than the Company. The Company's customers and the Company's corporate stores also compete at the retail level with several chain store organizations which have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national and international businesses. The Company's success is in large part dependent upon the ability of its independent retail customers to compete with larger grocery store chains.

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 46% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 1994.

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

ITEM 2.   Properties.

The Company's principal executive offices are located in Pewaukee, Wisconsin. These offices are on a 5-acre site. A portion of these facilities are owned by Roundy's and the remainder are leased from a third party.

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

Van Wert, Ohio           Nonfood products           115,000 (L)

Evansville, Indiana      Frozen foods and            94,000 (O)
                         meat

South Bend, Indiana      Frozen foods                84,000 (L)

Muskegon, Michigan       All product lines,         215,000 (O)
                         except produce

                    O = Owned      L = Leased

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations. The Company is subject to regulation by the United States Food and Drug Administration and to certain state and local health regulations in connection with the operations of its facilities and its wholesale food business. The Company has not been subject to any actions brought under such regulations in the past five years.

Transportation

The Company's transportation fleet for distribution operations as of December 30, 1995 consisted of 270 tractor cabs, 620 trailers and 10 straight delivery trucks. In addition, the Company owns 50 automobiles. Approximately
89% of the fleet is owned by the Company and the balance is leased.





Computers

The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The computer systems are adequate for the Company's operations.

ITEM 3.  Legal Proceedings.

The Company is not involved in any material litigation as either a plaintiff or defendant, nor is any other material litigation contemplated by Roundy's or, to the best of its knowledge, threatened against it.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

                           PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The transfer of shares of Roundy's Class A Common and Roundy's Class B Common is substantially restricted and there is no established public trading market for Roundy's stock. As of December 30, 1995, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 76 holders of such Certificates on December 30, 1995. On December 30, 1995 an aggregate of 225 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 1995
(the "Annual Report") under the caption "Selected Financial
Data."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

                          PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of Roundy's are as follows:


                          Position(s) Held with Roundy's
      Name          Age   and Business Experience
-----------------   ---   -------------------------------
Gerald F. Lestina    53   President and Chief Executive Officer
                          since 1995; President and Chief Operating
                          Officer 1993-1995; Vice President of
                          Wisconsin Region 1992-1993; President of
                          Milwaukee Division 1986-1993; Director
                          since 1991 (term expires 1996)

Roger W. Alswager    47   Vice President of Real Estate since 1989

Londell J. Behm      45   Vice President of Advertising since 1987

Ralph D. Beketic     49   Vice President-Wisconsin Region since
                          1996; President of Milwaukee Division
                          since 1993; Vice President of Sales-
                          Milwaukee Division 1991-1993

David C. Busch       47   Vice President of Administration since
                          1993; Vice President of Human Resources
                          1990-1993

Edward G. Kitz       42   Vice President, Secretary & Treasurer
                          since 1995; Vice President & Treasurer
                          since 1989

Charles H.           53   Vice President of Logistics and Planning
Kosmaler, Jr.             since 1993; Vice President of Adminis-
                          trative Efficiencies 1992-1993; Vice
                          President and Financial Operating Officer
                          1990-1991

Thomas A. Loggia     41   Vice President-Wholesale since 1995;
                          President of Cardinal Foods, Inc. 1994-
                          1995 (a subsidiary of the Company);
                          Vice President-Logistics, Food 4 Less,
                          Inc. 1993-1994; Vice President-Operations,
                          Wetterau, Inc. 1988-1993

Robert D. Ranus      55   Vice President and Chief Financial Officer
                          since 1987; Director since 1987 (term
                          expires 1997)

Michael J. Schmitt   47   Vice President-Sales and Development since
                          1995; Vice President, Northern Region
                          1992-1995; Vice President and General
                          Manager of Milwaukee Division 1991-1992

Marion H. Sullivan   49   Vice President of Marketing since 1989

Robert E. Bartels    58   Director since 1994 (term expires 1997);
                          President and Chief Executive Officer of
                          Martin's Super Markets, Inc., South Bend,
                          Indiana

Charles R. Bonson    49   Director since 1994 (term expires 1997);
                          President of Bonson's Foods, Inc., Eagle
                          River, Wisconsin

Lloyd E. Coppersmith 55   Director since 1995 (term expires 1998);
                          President of Ron & Lloyd's, Inc., New
                          London, Wisconsin

Gary N. Gundlach     52   Director since 1990 (term expires 1996);
                          President of G.E.M., Inc., McFarland,
                          Wisconsin

George C. Kaiser     63   Director since 1986 (term expires 1998);
                          Chairman and Chief Executive Officer,
                          Hanger Tight Company since 1988; Chief
                          Executive Officer, George C. Kaiser and
                          Co. since 1988; Director of The Baird
                          Funds, Inc. since 1992

Henry Karbiner, Jr.  55   Director since 1995 (term expires 1998);
                          President and Chief Operating Officer, Tri
                          City National Bank; Vice President and
                          Chief Financial Officer and Director, Tri
                          City Bankshares Corporation, Oak Creek,
                          Wisconsin

Patrick D. McAdams   46   Director since 1995 (term expires 1998);
                          General Manager and Treasurer of McAdams,
                          Inc., Oconomowoc, Wisconsin

Brenton H. Rupple    71   Director since 1993 (term expires 1996);
                          Retired Chairman of Robert W. Baird & Co.,
                          Milwaukee, Wisconsin

Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the ten current members of the Board of Directors, two are currently Executive Officers of Roundy's (Messrs. Lestina and Ranus) and four are "Retailer Directors" (Messrs. Bonson, Coppersmith, Gundlach and McAdams). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; however, the Roundy's, Inc. Voting Trust provides that in every third year, Voting Trust Certificate Holders will choose two Retailer Directors. Therefore, at any time there should be four Retailer Directors serving.

ITEM 11. Executive Compensation.

The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named
Executive Officers").

                 SUMMARY COMPENSATION TABLE


                      Annual Compensation               Long-Term
                                              Other     Compensation
                                              Annual    Securities   All Other
Name and                                      Compen-   Underlying   Compen-
Principal                                     sation    (A)Options   sation
Position             Year  Salary   Bonus(1) (2)(3)(5)  (B)SARs      (4)
------------------------------------------------------------------------------

                                                         (A)    (B)
                                                        -----  -----
Gerald F. Lestina    1995  $304,231     -        -      6,000    -    $8,138
President and Chief  1994   235,000  $41,344  $10,148    -       -     7,697
Executive Officer    1993   193,605   63,127    9,381   4,000    -     7,367

Robert D. Ranus      1995   207,000     -        -       -       -     9,659
Vice President and   1994   200,000   23,600   14,668    -       -     9,604
Chief Financial      1993   181,125   62,500   13,895   3,000    -     9,527
Officer

Ralph D. Beketic     1995   120,000   38,750     -      1,500     500  1,797
Vice President-      1994   110,000   24,750     -       -       -     1,879
Wisconsin Region     1993    93,077   25,686     -       -      1,000  1,988

Marion H. Sullivan   1995   135,846   15,625     -       -        500  7,105
Vice President of    1994   125,000   25,499    7,298    -       -     7,181
Marketing            1993   116,000   22,936     -       -        500  7,324

Thomas A. Loggia     1995   132,577   14,375   46,640   1,500   2,500  5,344
Vice President-      1994    91,558     -      27,462    -       -       214
Wholesale            1993      -        -        -       -       -      -

(1) Represents amounts paid in the year indicated for performance in the previous year.
(2) Shown in this column are amounts reimbursed during the fiscal year for the payment of income taxes for Messrs. Lestina, Ranus and Sullivan.
(3) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted (except for Mr. Loggia) because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.

(4) The amounts shown in this column for 1995, 1994 and 1993, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 1995 - Mr. Lestina: $5,828 and $2,310. Mr. Ranus: $7,589 and $2,070. Mr. Beketic:
     $597 and $1,200.  Mr. Sullivan:  $5,747 and $1,358.
     Mr. Loggia:  $5,344 and $0.  For 1994 - Mr. Lestina:
     $5,518 and $2,179.  Mr. Ranus:  $7,425 and $2,179.  Mr.
     Beketic: $546 and $1,333. Mr. Sullivan: $5,667 and $1,514. Mr. Loggia: $214 and $0. For 1993 - Mr.
     Lestina:  $5,118 and $2,249.  Mr. Ranus:  $7,278 and
     $2,249.  Mr. Beketic:  $592 and $1,396.  Mr. Sullivan:
     $5,584 and $1,740.

(5) The amounts shown in this column were for payments made to Mr. Loggia for the following perquisites: personal use of a company-owned car, loan forgiveness and relocation expenses, respectively, as shown below. For 1995 - $906, $14,583 and $31,150. For 1994 - $857, $0,
     and $26,605.

The executive officers of Roundy's are each covered by $250,000 of executive equity life insurance. In addition, executives are covered by a group life carve-out plan in the amount of three times salary, which is in lieu of the group term life insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan. The executive officers of Roundy's are also covered by an executive disability income insurance wrap-around plan which is in addition to the disability income insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan.

The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $3,000,000.

The Company has Deferred Compensation Agreements with certain executive officers, including Messrs. Lestina, Ranus and Sullivan. The Deferred Compensation Agreements provide generally that upon the occurrence of a change in control of the Company, the Company shall pay to the employee deferred compensation equal to the sum of the employee's then current annual salary plus any bonus which may have been paid to the employee within the fiscal year of the Company preceding the change in control plus any other deferred compensation which may accrue to the employee for the fiscal year of the Company preceding the change in control under any deferred compensation plan or agreement plus the value of any health or life insurance benefits. The deferred compensation amount must be paid in a single payment six months following the date of occurrence of the change in control or, if employee should be terminated following the change in control, within thirty days of the date of such termination, whichever occurs earlier.

Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment (for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina pro rata over the non-compete period, an "applicable benefit." The "applicable benefit" shall mean (i) if termination occurs prior to June 1, 1996, 24 times the "monthly benefit amount," and (ii) if termination occurs on or after June 1, 1996, the "monthly benefit amount" times the greater of (A) the number of months remaining between the termination date and June 1, 1998, and (B) twelve (12).

The "monthly benefit amount" means the sum of: (i)
1/12 of the amount of Mr. Lestina's current salary; (ii)
1/12 of the amount of Mr. Lestina's bonus paid or payable;
and the fair value of any health and/or life insurance benefits, on a monthly basis, to which Mr. Lestina is entitled. If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr.
Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, Mr. Lestina attains age 65. For a period of one year following the termination of employment of Mr. Lestina, which occurs under circumstances giving rise to Roundy's obligation to pay the severance benefit under this agreement, Mr. Lestina agrees not to compete with Roundy's in the states of Wisconsin, Michigan, Illinois, Indiana and Ohio, plus to the extent not included in those states, the area encompassed within a radius of 400 miles of any warehouse or distribution facility operated by Roundy's, or any affiliate of Roundy's, as of the termination date.

Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Executive Compensation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on a vesting schedule which ranges from 20% at the date of grant to 100% eight years from the date of grant. SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the book value per share of the Company's common stock as of the last day of the Company's fiscal year immediately preceding the date the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

The following tables provide information on the Named
Executive Officers' option and SAR grants in 1995, option and SAR exercises in 1995 and the value of unexercised options at December 30, 1995.

                OPTION AND SAR GRANTS IN 1995                   Potential
                                                                Realizable
                               % of                             Value at
                   Number of   Total                            Assumed Annual
                   Securities  Options/   Exer-                Rates of Stock
                   Underlying  SARs       cise or              Price Appreci-
                   (A)Options  Granted to Base                 ation for
                   (B)SARs     Employees  Price    Expiration  Option Terms
         Name      Granted(1)  in 1995(2) ($/Share)    Date    5%($)    10%($)
------------------------------------------------------------------------------
Gerald F. Lestina  (A) 6,000     63.2     77.40    11/30/2005 292,080  740,160
                   (B)  -         -         -          -          -        -

Ralph D. Beketic   (A) 1,500     15.8     77.40    11/30/2005  73,020  185,040
                   (B)   500     11.1     77.40    11/30/2005  24,340   61,680

Marion H. Sullivan (A)  -         -         -          -         -        -
                   (B)   500     11.1     77.40    11/30/2005  24,340   61,680

Thomas A. Loggia   (A) 1,500     15.8     77.40    11/30/2005  73,020  185,040
                   (B) 2,500     55.6     77.40    11/30/2005 121,700  308,400

 (1) These options become exercisable in accordance with the vesting schedule under the plan.
 (2) Roundy's granted options representing 9,500 shares and 4,500 freestanding SARs to employees in 1995.

           Aggregated Option/SAR Exercises in 1995
               and 1995 Year-End Option Values


                                                           Value of ($)
                                        Number of          of Unexercised
                                        Unexercised        In-the-Money
                   Shares               (A)Options         (A)Options
                   Acquired             (B)SARs            Money(B)SARs
                   on Exercise          at 12/30/95        at 12/30/95
                   (A)Options  Value($) Exercisable/       Exercisable/
         Name      (B)SARs     Realized Unexercisable      Unexercisable
----------------------------------------------------------------------------
Gerald F. Lestina  (A)  -         -     13,500 / 4,000     321,948 / 31,002
                   (B)  -         -            -                   -

Robert D. Ranus    (A)  -         -     10,500 /   -       286,400 /     -
                   (B)  -         -            -                   -

Ralph D. Beketic   (A)  -         -        750 / 1,250      10,475 / 14,350
                   (B)  -         -        816 / 1,184      15,907 / 21,219

Marion H. Sullivan (A)  -         -        850 /   650      25,830 / 19,420
                   (B)  -         -      1,216 / 1,284      31,127 / 28,024

Thomas A. Loggia   (A)  -         -        500 / 1,000       3,875 /  7,750
                   (B)  -         -        833 / 1,667       6,458 / 12,917



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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on December 30, 1995, at the age of 65:

Average Annual
Compensation
During Last                   Annual Pension After Specified
Five Completed                   Years of Credited
Service
Calendar Years   15 Years   20 Years   25 Years   30 Years  35 Years
--------------------------------------------------------------------
$100,000         $20,000    $40,000    $50,000    $55,000   $60,000
 125,000          37,500     50,000     62,500     68,800    75,000
 150,000          43,700     58,200     72,800     80,100    87,300
 175,000          47,300     63,100     79,000     87,100    95,100
 200,000          53,200     71,300     89,400     99,100   108,700
 225,000          59,100     79,500     99,900    111,200   120,000
 250,000          63,000     84,900    106,800    119,200   120,000
 300,000          63,000     84,900    106,800    119,200   120,000
 400,000          63,000     84,900    106,800    120,000   120,000
 450,000          63,000     84,900    115,100    120,000   120,000
 500,000          63,000     92,400    120,000    120,000   120,000


All of the Named Executive Officers are covered by the
Roundy's, Inc. Retirement Plan.  Their average annual
compensation would be the combined amount listed under
Salary and Bonus shown in the Summary Compensation Table.
The estimated credited years of service for each of the
Named Executive Officers is as follows:  Mr. Lestina:  26
years, Mr. Ranus:  10 years, Mr. Beketic:  5 years, Mr.
Sullivan:  8 years and Mr. Loggia:  2 years.

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1995; outside Directors each received $12,500, prorated on an annual basis, plus $500 per Board of Directors meeting plus $250 per committee meeting not held the same day as a Board of Directors meeting for their services during 1995.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On
December 30, 1995, 13,400 shares of Class A Common and
1,121,399 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time of the organization of Roundy's. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. On December 30, 1995, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Director each year), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of a majority of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Robert S. Gold, Edward G. Kitz, Gerald F. Lestina, Gary R. Sarner, Robert R. Spitzer, Duane G. Tate and David A. Ulrich. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Gold is President and Stockholder of B. & H. Gold Corporation, a stockholder-customer of Roundy's. Mr. Sarner is President and Chief Executive Officer of Wiscold, Inc. (see Item 13.). Mr. Tate is President and Stockholder of Tate Foods, Inc., a stockholder-customer of Roundy's. Mr. Ulrich is President and Stockholder of Mega Marts, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one
Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

Woodman's Food Market, Inc. (2919 North Lexington, Janesville, Wisconsin 53545) is the record owner of 101,458 shares (or 9.05%) of the Roundy's Class B Common outstanding on December 30, 1995. Voting and investment power over the shares owned by Woodman's Food Market, Inc. is solely held by its owner, Willard R. Woodman, Jr. McAdams, Inc. (36933 West Plank Road, Oconomowoc, Wisconsin 53066) is owner of 64,994 shares (or 5.80%) of the Roundy's Class B Common outstanding on December 30, 1995. Voting and investment power over the shares owned by McAdams, Inc. is solely held by its owner, John A. McAdams. Mega Marts, Inc. (6312 South 27th Street, Oak Creek, Wisconsin 53154) is owner of 1,300 shares (or 9.70%) of the Roundy's Class A Common Stock and 79,411 shares (or 7.08%) of the Roundy's Class B Common Stock outstanding on December 30, 1995. Voting and investment power over the shares owned by Mega Marts, Inc. is solely held by its owner, David A. Ulrich. Except as set forth above or in the table below, no other person (or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Class A Common Stock or Roundy's Class B Common Stock. Except for Mega Marts, Inc. mentioned above, no other person owns of record or is known by Roundy's to own beneficially more than 5% of the Voting Trust Certificates issued by the Trustees of the Roundy's Voting Trust with respect to shares of Roundy's Class A Common Stock deposited with the Trustees.

The following table sets forth the beneficial ownership of
equity securities of Roundy's by each Director at December
30, 1995, together with the beneficial ownership of equity securities by all Directors and Officers as a group:
                                         Beneficial        Percent
Title of Class    Beneficial Owner      Ownership(1)      of Class
--------------   ------------------    -----------------  --------
Class B Common   Gerald F. Lestina     16,606 shares (2)      1.46%
Class B Common   Robert D. Ranus       14,825 shares (3)      1.31%
Class B Common   George C. Kaiser       3,000 shares (4)      0.27%
Class B Common   Robert E. Bartels      4,249 shares (5)      0.38%
Class A Common   Lloyd E. Coppersmith     500 shares (6)      3.73%
Class B Common   Lloyd E. Coppersmith  14,705 shares (6)      1.31%
Class A Common   Gary N. Gundlach         500 shares (7)      3.73%
Class B Common   Gary N. Gundlach      16,735 shares (7)      1.49%
Class A Common   Charles R. Bonson        100 shares (8)      0.75%
Class B Common   Charles R. Bonson     18,702 shares (8)      1.67%
Class B Common   Brenton H. Rupple        300 shares          0.03%
Class A Common   Patrick D. McAdams       600 shares (9)      4.48%
Class B Common   Patrick D. McAdams    64,994 shares (9)      5.80%

Class A Common   All Directors and
                 Officers as a Group
                 (4 persons, including
                 the above)             1,700 shares         12.69%

Class B Common   All Directors and
                 Officers as a Group
                 (19 persons, including
                 the above)           166,332 shares (10)    14.43%

(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2) Includes options for 13,500 shares that are currently exercisable but does not include options for an additional 4,000 shares that have been granted.
(3) Includes options for 10,500 shares that are currently exercisable.
(4) Relates to shares owned by First Wisconsin Trust Company as Trustee of George Kaiser Profit Sharing Plan.
(5) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(6) Relates to shares owned by Ron & Lloyd's, Inc. of which Mr. Coppersmith is the President and shareholder.
(7) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(8) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(9) Relates to shares owned by McAdams, Inc. of which Mr. McAdams is General Manager and Treasurer.
(10) Includes options for 31,316 shares that are currently exercisable but does not include options for an additional 11,684 shares that have been granted.

ITEM 13. Certain Relationships and Related Transactions.

Messrs. McAdams, Bonson, Coppersmith, Bartels and Gundlach, directors of Roundy's, and Messrs. Tate, Ulrich and Gold, Trustees of the Voting Trust, each own and/or operate retail food stores which purchase merchandise from the Company as a supplier in the ordinary course of business. Retail food stores owned by directors or Retailer Trustees purchase from the Company on the same basis and conditions as all other stockholder-customers of Roundy's. During the last three years, the aggregate amount of purchases from the Company for each of the foregoing were as follows:

                         1995            1994             1993

David A. Ulrich      $219,310,000   $196,627,000      $169,194,000
Robert S. Gold         46,770,000     44,090,000        39,500,000
Gary N. Gundlach       39,253,000     31,960,000        28,110,000
Duane G. Tate          14,593,000     15,493,000        18,334,000
Patrick D. McAdams     63,598,000     64,185,000        62,838,000
Charles R. Bonson       7,094,000      6,644,000         5,580,000
Lloyd E. Coppersmith   21,499,000     20,808,000        20,203,000
Robert E. Bartels      81,542,000     77,898,000        65,988,000

Woodman's Food Market, Inc., owner of 9.05% of Roundy's
Class B Common Stock, had aggregate purchases from Roundy's of $58,484,000, $53,981,000, and $52,085,000 for 1995, 1994
and 1993, respectively.

Ron & Lloyd's, Inc. agreed to sublease land and buildings from the Company for a period of 18 years at one store site, for an aggregate annual rental of approximately $455,000.

Gary N. Gundlach and G.E.M., Inc. have agreed to sublease land and buildings from the Company for periods of one to 19 years at five store sites, for an aggregate annual rental of approximately $951,000.

Tate Foods, Inc. agreed to sublease land and buildings from the Company for periods of two to 15 years at two store sites, for an aggregate annual rental of approximately
$275,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of six to 15 years at three store sites, for an aggregate annual rental of approximately $624,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of four to 19 years at eleven store sites, for an aggregate annual rental of approximately
$3,792,000.

In April, 1993, Tate Foods, Inc. issued promissory notes to
Roundy's, Inc. in the amount of $40,000. The amount outstanding as of February 24, 1996 was $2,400.

The Company has guaranteed $347,400 of notes which mature in December of 1997 for Tate Foods, Inc., of which Duane G.
Tate is President and stockholder.

B. & H. Gold Corporation, Gold's Market, Inc., and Gold's, Inc. have agreed to sublease land and buildings from the Company for periods of ten to 23 years at three store sites, for an aggregate annual rental of approximately $1,149,000.

The Company has made payments in fiscal 1995 aggregating
$1,299,800 for handling, order selecting and storage of frozen food, meat and ice cream to Wiscold, Inc., of which Mr. Sarner is President and Chief Executive Officer.

                           PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended December 30, 1995, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for each of the three years in the period ended December 30, 1995
     Consolidated Balance Sheets at December 30, 1995 and
          December 31, 1994
     Statements of Consolidated Stockholders' Equity for each of the three years in the period ended December 30, 1995 Statements of Consolidated Cash Flows for each of the three years in the period ended December 30, 1995
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules as of December 30, 1995
                                                            Page
                                                            ----
          Independent Auditors' Report....................... 24

          Schedule VIII - Valuation and qualifying accounts.. 25

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended December 9, 1986, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
3.3 1988-1 By-Law Amendments, incorporated herein by reference to Exhibit 3.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1988, filed with the Commission on April 1, 1988, Commission File No. 2-66296.
3.4 Amendment of By-Law Section 5.01, incorporated herein by reference to Exhibit 3.4 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 30, 1989, filed with the Commission on March
      30, 1990, Commission File No. 2-66296.
3.5 Amendment of By-Law Section 7.10, 7.11 and 7.12, incorporated herein by reference to Exhibit 3.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990, filed with the Commission on March 28, 1991, Commission File No. 2-66296.

3.6 Amendment to By-Laws Relating to Number of Directors, adopted April 12, 1995, incorporated herein by reference to Exhibit 3.6 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
4.1   Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit
      4.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Commission on March 31, 1989, Commission File No.
      2-66296.
4.2   Amendment No. 1 dated April 13, 1990 to the Credit
      Agreement dated March 6, 1989, between Roundy's, Inc.
      and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 27, 1990.
4.3   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File
      No. 33-57505) filed with the Commission on January
      30, 1995 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.4   Amendment No. 2 dated October 9, 1991 (effective
      October 24, 1991) to the Credit Agreement dated March
      6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.7 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.5   Amendment No. 3 dated December 9, 1991 (effective
      December 30, 1991) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.8 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.6   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and
      Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.7   Amendment No. 4 dated December 14, 1992 (effective
      December 15, 1992) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.10 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993,
      Commission File No. 2-66296.
4.8   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance
      Company, The Ohio National Life Insurance Company,
      Provident Mutual Life Insurance Company of
      Philadelphia, Provident mutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993,
      Commission File No. 2-66296.
4.9   Policies relating to Roundy's Issuance and Sales and
      Redemptions/Repurchases of its Stock, incorporated herein by reference to Exhibit 4.11 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.10  Amendment No. 5 dated December 15, 1993 (effective
      December 13, 1993) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.13 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      1, 1994, filed with the Commission on March 31, 1994,
      Commission File No. 2-66296.
4.11  Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The
      Variable Annuity Life Insurance Company, The Life
      Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.12 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.13 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.14  Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the
      Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
10.1  Deferred Compensation Agreement plan between the
      Registrant and certain executive officers including
      Messrs. Lestina, Ranus and Sullivan, incorporated herein by reference to Exhibit 10.4 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 30, 1989 filed with the Commission on March
      30, 1990, Commission File No. 2-66296.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1, 1996 of Directors and Officers Liability and
      Corporation Reimbursement Policy.
10.3 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-
      66296.
10.4  Severance and Non-Competition Agreement between the
      Registrant and Gerald F. Lestina.
13.   1995 Annual Report to Stockholders of Roundy's, Inc.
21.   Subsidiaries of Roundy's, Inc.
27.   Financial Data Schedule.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1995.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of December 30, 1995 and December 31, 1994, and for each of the three years in the period ended December 30, 1995, and have issued our report thereon dated February 23, 1996; such financial statements and reports are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 1996

                                                                                 SCHEDULE VIII
                                         ROUNDY'S, INC. AND SUBSIDIARIES

                                       VALUATION AND QUALIFYING ACCOUNTS
_______________________________________________________________________________________________

                                 COLUMN         COLUMN        COLUMN     COLUMN       COLUMN
                                   A              B             C          D            E
_______________________________________________________________________________________________

                                                    ADDITIONS
                                                    ---------
                                                 (1)           (2)
                                Balance at      Charged       Charged                 Balance
                                 Beginning     to Costs      to Other                 at End
Description                      of Period     & Expenses    Accounts Deductions(A) of Period
-----------------------------------------------------------------------------------------------
YEAR ENDED December 30, 1995:
     Allowance for Losses:
     Current receivables ........$11,000,400   $2,146,500              $4,715,600   $ 8,431,300
     Notes receivable, long-term     916,000    3,725,000                  -          4,641,000

YEAR ENDED December 31, 1994:
     Allowance for Losses:
     Current receivables ........$ 8,766,500   $9,166,600              $6,932,700   $11,000,400
     Notes receivable, long-term   1,483,000       -                      567,000       916,000

YEAR ENDED January 1, 1994:
     Allowance for Losses:
     Current receivables ........$ 7,578,200   $6,738,600              $5,550,300   $ 8,766,500
     Notes receivable, long-term   1,483,000       -                       -          1,483,000


(A)  Amounts in Column D represent charges made for the purpose the allowance was provided.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D. RANUS
________________________                --------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:


GERALD F. LESTINA                       PATRICK D. MCADAMS
________________________                --------------------
Gerald F. Lestina                       Patrick D. McAdams
March 28, 1996                          March 28, 1996
(Director)                              (Director)


GEORGE C. KAISER                        ROBERT D. RANUS
________________________                --------------------
George C. Kaiser                        Robert D. Ranus
March 28, 1996                          March 28, 1996
(Director)                              (Director)


BRENTON H. RUPPLE                       GARY N. GUNDLACH
________________________                -------------------
Brenton H. Rupple                       Gary N. Gundlach
March 28, 1996                          March 28, 1996
(Director)                              (Director)

CHARLES R. BONSON                       ROBERT E. BARTELS
________________________                -------------------
Charles R. Bonson                       Robert E. Bartels
March 28, 1996                          March 28, 1996
(Director)                              (Director)


LLOYD E. COPPERSMITH                    HENRY KARBINER, JR.
________________________                -------------------
Lloyd E. Coppersmith                    Henry Karbiner, Jr.
March 28, 1996                          March 28, 1996
(Director)                              (Director)

               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended December 30, 1995 is incorporated by reference in this report.

Registrant does not furnish proxy soliciting material to its securityholders.

                      INDEX TO EXHIBITS




Exhibit                  Description

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended December 9, 1986, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
3.3 1988-1 By-Law Amendments, incorporated herein by reference to Exhibit 3.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January 2, 1988, filed with the Commission on April 1, 1988, Commission File No. 2-66296.
3.4 Amendment of By-Law Section 5.01, incorporated herein by reference to Exhibit 3.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended
      December 30, 1989, filed with the Commission on March 30, 1990, Commission File No. 2-66296.
3.5 Amendment of By-Law Section 7.10, 7.11 and 7.12, incorporated herein by reference to Exhibit 3.5 of Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 29, 1990, filed with the Commission on March 28, 1991, Commission File No. 2-66296.
3.6 Amendment to By-Laws Relating to Number of Directors, adopted April 12, 1995, incorporated herein by reference to Exhibit 3.6 of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May
      1, 1995.
4.1   Credit Agreement dated March 6, 1989, between
      Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit
      4.3 of Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1988, filed with
      the Commission on March 31, 1989, Commission File No.
      2-66296.
4.2 Amendment No. 1 dated April 13, 1990 to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 27, 1990.
4.3 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January
      30, 1995 (included as Exhibit D to the prospectus
      which forms a part of the Registration Statement).
4.4 Amendment No. 2 dated October 9, 1991 (effective October 24, 1991) to the Credit Agreement dated March 6, 1989, between Roundy's, Inc. and The Chase
      Manhattan Bank, N.A. (as agent), incorporated herein
      by reference to Exhibit 4.7 of Registrant's Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.5 Amendment No. 3 dated December 9, 1991 (effective December 30, 1991) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.8 of Registrant's Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.6 Note Agreement dated December 15, 1991 (effective December 30, 1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.7 Amendment No. 4 dated December 14, 1992 (effective December 15, 1992) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.10 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.8 Note Agreement dated December 15, 1992 between Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio National Life Insurance Company, Provident Mutual Life Insurance Company of Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company, Woodmen Accident and Life Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.9 Policies relating to Roundy's Issuance and Sales and Redemptions/Repurchases of its Stock, incorporated herein by reference to Exhibit 4.11 of Registrant's Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.10 Amendment No. 5 dated December 15, 1993 (effective December 13, 1993) to the Credit Agreement dated
      March 6, 1989, between Roundy's, Inc. and The Chase Manhattan Bank, N.A. (as agent), incorporated herein by reference to Exhibit 4.13 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.11 Note Agreement dated December 22, 1993 (effective December 22, 1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life Insurance Company, Washington National Insurance Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.12 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.13 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.14 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1986.
9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987. 9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
10.1 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Lestina, Ranus and Sullivan, incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1989 filed with the Commission on March 30, 1990, Commission File No. 2-66296.
10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      1996 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the
      fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.4 Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina. FILED HEREWITH.
13    1995 Annual Report to Stockholders of Roundy's, Inc.
      FILED HEREWITH.
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.
27    Financial Data Schedule.  FILED HEREWITH.