Form 10-Q
period 1996-03-30
ROUNDYS INC
filed 1996-05-10
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 1996

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                      ------------------------------------------------
                              Roundy's,Inc.
- ----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
- ----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                 Outstanding at March 30, 1996
- -----------------------------   -----------------------------
Common Stock, $1.25 par value

Class A (Voting)                        13,000 Shares

Class B (Non-voting)                  1,144,542 Shares





                       ROUNDY'S, INC.

                            INDEX


                                                     Page No.
PART I.   Financial Information:

          Consolidated Balance Sheets -
               March 30, 1996 and December 30, 1995      3

          Statements of Consolidated Earnings -
               Thirteen Weeks Ended March 30, 1996
               and April 1, 1995                         4

          Statements of Consolidated Cash Flows -
               Thirteen Weeks Ended March 30, 1996
               and April 1, 1995                         5

          Notes to Consolidated Financial Statements     6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                7

PART II.  Other Information                              8

SIGNATURES                                               9





               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
            March 30, 1996 and December 30, 1995


                                          March 30, 1996   December 30, 1995
                                           (Unaudited)         (Audited)
ASSETS                                    --------------   -----------------

CURRENT ASSETS:
 Cash and cash equivalents..............  $ 26,304,700     $ 26,382,000
 Notes and accounts receivable, less
   allowance for losses, $7,337,800
    and $8,431,300, respectively........   101,354,400       99,727,000
  Merchandise inventories...............   167,250,300      163,204,100
 Prepaid expenses.......................     3,618,600        5,060,700
 Future income tax benefits.............     8,496,800        8,496,800
                                          ------------     ------------
    Total Current Assets................   307,024,800      302,870,600
                                          ------------     ------------
OTHER ASSETS:
 Notes receivable.......................    15,408,600       17,249,100
 Deferred expenses and other............     5,213,700        5,300,600
 Other real estate......................     4,424,600        4,659,400
 Deferred income tax benefit............     2,706,000        2,706,000
                                          ------------     ------------
    Total Other Assets..................    27,752,900       29,915,100
                                          ------------     ------------
PROPERTY AND EQUIPMENT - Net............    80,383,000       74,550,900
                                          ------------     ------------
                                          $415,160,700     $407,336,600
                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt...  $  3,344,600     $  3,776,500
 Accounts payable.......................   158,748,300      165,539,300
 Accrued expenses.......................    44,905,100       42,231,400
 Income taxes...........................        99,800          583,600
                                          ------------     ------------
   Total Current Liabilities............   207,097,800      212,130,800

LONG-TERM DEBT, LESS CURRENT MATURITIES     91,943,000       78,850,200

OTHER LIABILITIES.......................    16,319,300       16,322,500
                                          ------------      -----------
    Total Liabilities...................   315,360,100      307,303,500
                                          ------------      -----------
REDEEMABLE CLASS B COMMON STOCK.........     6,723,700        8,132,000
                                          ------------      -----------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).....................        16,200           16,700
   Non-Voting (Class B).................     1,332,000        1,282,400
                                          ------------      -----------
    Total Common Stock..................     1,348,200        1,299,100

Amount related to recording minimum
 pension liability......................      (283,600)        (283,600)
Patronage dividends payable in
 common stock...........................                      3,405,000
Additional paid-in capital..............    24,558,900       21,222,100
Reinvested earnings.....................    67,453,400       66,258,500
                                          ------------     ------------
    Total Stockholders' Equity..........    93,076,900       91,901,100
                                          ------------     ------------
                                          $415,160,700     $407,336,600
                                          ============     ============
See Notes to Financial Statements.


               ROUNDY'S, INC. AND SUBSIDIARIES

             STATEMENTS OF CONSOLIDATED EARNINGS

  FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996 AND APRIL 1, 1995

                         (UNAUDITED)




                                                Thirteen Weeks Ended
                                            March 30, 1996  April 1, 1995
                                            --------------  -------------
REVENUES:
 Net sales and service fees.............    $613,824,300    $590,402,700
 Other - net............................         783,700         692,200
                                            ------------    ------------
                                             614,608,000     591,094,900
                                            ------------    ------------
COSTS AND EXPENSES:
 Cost of sales..........................     556,779,200     535,441,200
 Operating and administrative...........      53,920,500      50,934,300
 Interest...............................       1,803,500       1,931,900
                                            ------------    ------------
                                             612,503,200     588,307,400
                                            ------------    ------------
EARNINGS BEFORE INCOME TAXES............       2,104,800       2,787,500

PROVISION FOR INCOME TAXES..............         857,700       1,135,900
                                            ------------    ------------
NET EARNINGS............................    $  1,247,100    $  1,651,600
                                            ============    ============


See Notes to Financial Statements.





               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
  FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996 AND APRIL 1, 1995
                         (UNAUDITED)

                                                Thirteen Weeks Ended
                                            March 30, 1996  April 1, 1995
Cash Flows From Operating Activities:       --------------  -------------
 Net earnings..........................     $  1,247,100     $  1,651,600
Adjustments to reconcile net earnings
 to net cash flows provided by operating
 activities:
 Depreciation and amortization.........        3,671,700        3,293,600
 Allowance for losses..................          904,400          965,200
 Gain on sale of assets................          (63,400)          (5,700)
(Increase) Decrease in Operating Assets:
 Accounts receivable...................       (2,531,800)        (858,800)
 Merchandise inventories...............       (4,046,200)     (11,215,200)
 Prepaid expenses......................        1,442,100        1,471,000
 Other real estate.....................          234,800        1,744,200
 Deferred expenses and other assets....          (43,900)        (107,500)
Increase (Decrease) in Operating
 Liabilities:
 Accounts payable......................       (6,791,000)     (14,188,000)
 Accrued expenses......................        2,712,200        6,149,700
 Income taxes..........................         (483,800)      (4,148,100)
 Other liabilities.....................           (3,200)         (14,200)
                                            ------------     ------------
Net cash flows (used in) provided by
 operating activities..................       (3,751,000)     (15,262,200)
                                            ------------     ------------
Cash Flows from Investing Activities:
 Capital expenditures..................       (9,584,900)      (2,759,700)
 Proceeds from sale of property and
   equipment...........................          236,800          110,100
 Decrease (increase) in notes receivable       1,840,500       (1,076,100)
                                            ------------     ------------
Net cash flows (used in) provided by
 investing activities..................       (7,507,600)      (3,725,700)
                                            ------------     ------------
Cash Flows from Financing Activities:
 Proceeds from long-term borrowings....       14,000,000        7,000,000
 Principal payments of long-term debt..         (907,200)        (754,900)
 Decrease in notes payable and current
   maturities of long-term debt........         (431,900)        (750,000)
 Common stock purchased................       (1,479,600)      (1,092,600)
                                            ------------     ------------
Net cash flows provided by (used in)
 financing activities..................       11,181,300        4,402,500
                                            ------------     ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................          (77,300)     (14,585,400)

Cash and Cash Equivalents,
 Beginning of Period...................       26,382,000       40,268,800
                                            ------------     ------------
Cash and Cash Equivalents,
 End of Period.........................     $ 26,304,700     $ 25,683,400
                                            ============     ============
Cash paid during the period: - Interest     $  1,101,300     $  1,454,200
                             - Income Taxes    1,372,800        5,305,300

See Notes to Financial Statements.








         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 30, 1996 and December 30, 1995, and the results of operations for the thirteen weeks ended March 30, 1996 and April 1, 1995.

2) The results of operations for the thirteen weeks ended March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of March 30, 1996 and December 30, 1995, 78,963 and 95,502 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During the quarter ended March 30, 1996 the Company announced the consolidation of Cardinal Foods into the Lima Division. The Company estimates the net costs of the consolidation will be $1.0 to $1.5 million for fiscal 1996, of which approximately half of these costs were recorded in the first quarter. The balance of the costs will occur in the second quarter when the Cardinal Foods facility is finally vacated.






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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                   Comparison of
                           13 Weeks Ended March 30, 1996
                                 and April 1, 1995
                           ------------------------------
Net sales and service fees     $23,421,600    4.0 %
Cost of sales                   21,338,000    4.0 %
Operating and admin. expenses    2,986,200    5.9 %
Interest expense                  (128,400)  (6.6)%
Earnings before income taxes      (682,700)  (24.5)%

Net sales and service fees increased approximately $23.4 million during the first quarter of 1996 as compared to the first quarter of 1995. The loss of wholesale customers resulted in a decrease in sales of approximately $12.1 million. The closing or sale of two Company-owned stores resulted in a decrease of approximately $3.3 million. New
Company-owned stores resulted in an increase of approximately $5.2 million. Sales to new and existing wholesale customers increased $33.6 million.

Cost of sales approximated 90.7% of net sales and service fees for the thirteen weeks ended March 30, 1996 and April
1, 1995.

Operating and administrative expenses approximated 8.8% and 8.6% of net sales and service fees for the thirteen weeks ended March 30, 1996 and April 1, 1995, respectively. The increase is primarily due to the recording of the costs associated with the consolidation of Cardinal Foods into the Lima Division (See Note 5), and an increase in depreciation and amortization expense.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended March 30, 1996 as compared to the quarter ended April 1, 1995.

No patronage dividends have been accrued as of March 30, 1996 and April 1, 1995. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1996 and 1995.

Liquidity and Capital Resources

The Company's current ratio increased from 1.43:1 at year-end to 1.48:1 at March 30, 1996. The consolidated long-term debt to equity ratio has increased from .79:1 at December 30, 1995 to .92:1 at March 30, 1996, primarily due to higher seasonal inventory requirements.

Stockholders' equity, including redeemable common stock, decreased approximately $0.2 million due to reinvested earnings of $1.2 million offset by common stock purchases of $1.4 million.




                    II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended March 30, 1996.



                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ROUNDY'S, INC.
                                   ----------------------
                                       (Registrant)





Date:     May 10, 1996             ROBERT D. RANUS
          -------------            ----------------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)