Form 10-Q
period 1996-06-29
ROUNDYS INC
filed 1996-08-13
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 1996

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505

                              Roundy's, Inc.
- -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
- -------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
- -------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
- -------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
- -------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                          Outstanding at June 29, 1996
- ------------------------------           ----------------------------
Common Stock, $1.25 par value

Class A (Voting)                            12,900 Shares

Class B (Non-voting)                     1,122,924 Shares



                       ROUNDY'S, INC.

                            INDEX


                                                     Page No.
                                                     --------
PART I.   Financial Information:

          Consolidated Balance Sheets -
               June 29, 1996 and December 30, 1995      3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Twenty-six Weeks
               Ended June 29, 1996 and July 1, 1995     4

          Statements of Consolidated Cash Flows -
               Twenty-six Weeks Ended June 29, 1996
               and July 1, 1995                         5

          Notes to Consolidated Financial Statements    6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                               7

PART II.  Other Information                             9

SIGNATURES                                             10


               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
             June 29, 1996 and December 30, 1995

                                          June 29, 1996    December 30, 1995
                                           (Unaudited)         (Audited)
ASSETS                                    -------------    -----------------
CURRENT ASSETS:
 Cash and cash equivalents..............  $ 26,455,800     $ 26,382,000
 Notes and accounts receivable, less
   allowance for losses, $7,806,500
    and $8,431,300, respectively........   103,938,400       99,727,000
  Merchandise inventories...............   164,523,800      163,204,100
 Prepaid expenses.......................     3,713,300        5,060,700
 Future income tax benefits.............     9,012,500        8,496,800
                                          ------------     ------------
    Total Current Assets................   307,643,800      302,870,600
                                          ------------     ------------
OTHER ASSETS:
 Notes receivable, less allowance
    for losses of $4,641,000............    14,234,100       17,249,100
Deferred expenses and other.............    10,996,700        5,300,600
 Other real estate......................     4,402,600        4,659,400
 Deferred income tax benefit............     2,706,000        2,706,000
                                          ------------     ------------
    Total Other Assets..................    32,339,400       29,915,100
                                          ------------     ------------
PROPERTY AND EQUIPMENT - Net............   102,986,200       74,550,900
                                          ------------     ------------
                                          $442,969,400     $407,336,600
                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt..   $  3,811,900     $  3,776,500
Accounts payable.......................    157,696,700      165,539,300
 Accrued expenses......................     44,207,100       42,231,400
 Income taxes..........................                         583,600
                                          ------------     ------------
   Total Current Liabilities               205,715,700      212,130,800
                                          ------------     ------------

LONG-TERM DEBT, LESS CURRENT MATURITIES    120,590,900       78,850,200
OTHER LIABILITIES.......................    15,772,200       16,322,500
                                          ------------     ------------
    Total Liabilities...................   342,078,800      307,303,500
                                          ------------     ------------
REDEEMABLE CLASS B COMMON STOCK.........     6,377,600        8,132,000
                                          ------------     ------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).....................        16,100           16,700
   Non-Voting (Class B).................     1,326,700        1,282,400
                                          ------------     ------------
    Total Common Stock..................     1,342,800        1,299,100

Amount related to recording minimum
 pension liability......................      (283,600)        (283,600)
Patronage dividends payable in common
 stock..................................                      3,405,000
Additional paid-in capital..............    24,817,500       21,222,100
Reinvested earnings.....................    69,767,500       66,258,500
                                          ------------     ------------
    Total...............................    95,644,200       91,901,100
Less Treasury Stock, at cost............     1,131,200
                                          ------------     ------------
    Total Stockholders' Equity..........    94,513,000       91,901,100
                                          ------------     ------------
                                          $442,969,400     $407,336,600
See Notes to Consolidated                 ============     ============
Financial Statements.

                                     ROUNDY'S, INC. AND SUBSIDIARIES

                                   STATEMENTS OF CONSOLIDATED EARNINGS

                                FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS
                                    ENDED JUNE 29, 1996 AND JULY 1, 1995

                                             (UNAUDITED)
                                        Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                     June 29, 1996   July 1, 1995      June 29, 1996     July 1, 1995
                                     -------------   ------------      --------------    --------------
REVENUES:
Net sales and service fees...........$639,384,500    $619,353,200      $1,253,208,800    $1,209,755,900
Other - net..........................   1,098,600       1,559,600           1,882,300         2,251,800
                                     ------------    ------------      --------------    --------------
                                      640,483,100     620,912,800       1,255,091,100     1,212,007,700
                                     ------------    ------------      --------------    --------------
COSTS AND EXPENSES:
Cost of sales........................ 578,585,000     563,109,300       1,135,364,200     1,098,550,500
Operating and administrative.........  54,798,300      50,590,000         108,718,800       101,524,300
Interest.............................   2,138,900       1,988,900           3,942,400         3,920,800
                                     ------------    ------------      --------------    --------------
                                      635,522,200     615,688,200       1,248,025,400     1,203,995,600
                                     ------------    ------------      --------------    --------------
EARNINGS BEFORE INCOME TAXES.........   4,960,900       5,224,600           7,065,700         8,012,100

PROVISION FOR INCOME TAXES...........   2,021,600       2,129,000           2,879,300         3,264,900
                                     ------------    ------------      --------------    --------------
NET EARNINGS.........................$  2,939,300    $  3,095,600      $    4,186,400    $    4,747,200
                                     ============    ============      ==============    ==============


See Notes to Consolidated Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995
                         (UNAUDITED)
                                               Twenty-six Weeks Ended
                                            June 29, 1996     July 1,1995
                                            -------------     -----------
Cash Flows From Operating Activities:
  Net earnings..........................    $ 4,186,400       $ 4,747,200
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization.........      7,475,600         6,557,000
  Allowance for losses..................      1,922,800         3,016,700
  Gain on sale of assets................       (264,000)         (666,300)
(Increase) Decrease in Operating Assets
  Net of Effects of Business Acquisition:
  Accounts receivable...................     (5,234,200)        2,526,500
  Merchandise inventories...............      1,680,300        (6,535,900)
  Prepaid expenses......................      1,847,400         1,687,100
  Future income tax benefits............       (515,700)         (462,100)
  Other real estate.....................        256,800         1,756,000
  Deferred expenses and other assets....       (154,900)          319,300
Increase (Decrease) in Operating
  Liabilities Net of Effects of Business
  Acquisition:
  Accounts payable......................     (9,642,600)       (3,733,300)
  Accrued expenses......................      1,052,700         5,372,400
  Income taxes..........................       (583,600)       (4,483,200)
  Other liabilities.....................       (550,300)          (49,000)
                                            -----------       -----------
Net cash flows provided by (used in)
  operating activities..................      1,476,700        10,052,400
                                            -----------       -----------

Cash Flows from Investing Activities:
  Capital Expenditures..................    (31,500,000)       (8,357,500)
  Proceeds from sale of property and
    equipment...........................      1,237,800         2,601,500
  Payment for business acquisition net of
    cash acquired.......................    (12,602,900)
  Decrease (increase) in notes receivable     3,015,000        (5,623,400)
                                            -----------       -----------
Net cash flows provided by (used in)
  investing activities..................    (39,850,100)      (11,379,400)
                                            -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings....     43,000,000
  Principal payments of long-term debt..     (1,259,300)         (811,200)
  Increase (decrease)in notes payable and
  current maturities of long-term debt..         35,400          (750,000)
  Proceeds from sale of common stock....        498,200           539,900
  Common stock purchased................     (3,827,100)       (2,455,300)
                                            -----------       -----------
Net cash flows provided by (used in)
  financing activities..................     38,447,200        (3,476,600)
                                            -----------       -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents......................         73,800        (4,803,600)
Cash and Cash Equivalents,
  Beginning of Period...................     26,382,000        40,268,800
                                            -----------       -----------
Cash and Cash Equivalents, End of Period    $26,455,800       $35,465,200
                                            ===========       ===========
Cash paid during the period: - Interest     $ 3,810,100       $ 4,027,400
                             - Income Taxes   4,049,000         8,268,600

See Notes to Consolidated Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 29, 1996 and December 30, 1995, and the results of operations for the thirteen and twenty-six weeks ended June 29, 1996 and July 1, 1995 and changes in cash flows for the twenty-six weeks ended June 29, 1996 and July 1, 1995.

2) The results of operations for the thirteen and twenty-six weeks ended June 29, 1996 and July 1,
          1995 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of June 29, 1996 and December 30, 1995, 74,899 and 95,502 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5)        During the quarter ended June 29, 1996, the
          Company concluded its consolidation of Cardinal
          Foods into the Lima Division. The net cost of this consolidation was $1.5 million.

6) Effective June 22, 1996, the Company purchased a grocery retailer for approximately $12 million.
          The results of this operation will be recorded on a prospective basis from the date of purchase.




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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                           Comparison of
                            ------------------------------------------------
                            13 Weeks Ended June 29,  26 Weeks Ended June 29,
                             1996 & July 1, 1995      1996 &  July 1, 1995
                            ------------------------------------------------
Net sales and service fees   $20,031,300   3.2 %       $43,452,900    3.6 %
Cost of sales                 15,475,700   2.8 %        36,813,700    3.4 %
Operating and admin. expenses  4,208,300   8.3 %         7,194,500    7.1 %
Interest expense                 150,000   7.5 %            21,600    0.6 %
Earnings before income taxes    (263,700) (5.1)%          (946,400) (11.8)%

Net sales and service fees increased approximately $20.0 million during the second quarter of 1996 as compared to the second quarter of 1995. The loss of wholesale customers resulted in a decrease in sales of approximately $10.5 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $2.2 million. New Company-owned stores resulted in an increase of approximately $8.7 million. Sales to new and existing wholesale customers increased $24.0 million.

Net sales and service fees increased approximately $43.5 million during the first and second quarters of 1996 as compared to the first and second quarters of 1995. The loss of wholesale customers resulted in a decrease in sales of approximately $22.6 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $5.2 million. New Company-owned stores resulted in an increase of approximately $13.6 million. Sales to new and existing wholesale customers increased $57.7 million.

Cost of sales approximated 90.5% and 90.9% of net sales and service fees for the thirteen weeks ended June 29, 1996 and July 1, 1995, respectively. Year-to-date cost of sales approximated 90.6% and 90.8% of net sales and service fees for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively.

Operating and administrative expenses approximated 8.6% and 8.2% of net sales and service fees for the thirteen weeks ended June 29, 1996 and July 1, 1995, respectively. Year-to-date operating and administrative expenses approximated 8.7% and 8.4% of net sales and service fees for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively.
The increase is primarily due to the costs associated with the consolidation of Cardinal Foods into the Lima Division (See Note 5), and an increase in depreciation and amortization expense.

Interest expense increased primarily as a result of increased borrowing levels during the twenty-six weeks ended
June 29, 1996 as compared to the twenty-six weeks ended July
1, 1995.

No patronage dividends have been accrued as of June 29, 1996. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1996 and 1995.

Liquidity and Capital Resources

The Company's current ratio was 1.43:1 at year-end and 1.50:1 at June 29, 1996. The consolidated long-term debt to equity ratio has increased from 0.79:1 at December 30, 1995 to 1.20:1 at June 29, 1996, primarily due to increased capital expenditures and the business acquisition (See Note 6).

Stockholders' equity, including redeemable common stock, increased approximately $0.9 million due to reinvested earnings of $4.2 million, proceeds from the sale of common stock of $0.5 million and offset by common stock purchases of $3.8 million.



                    II. OTHER INFORMATION



ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 23, 1996. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 23, 1996.

(b) At the annual meeting, Gary N. Gundlach was elected as a retailer director. At the meeting of the Trustees, Brenton
          H. Rupple was elected as a non-retailer non-management director and Gerald F. Lestina as a management director.
          All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Robert D. Ranus, Charles R. Bonson, Robert E. Bartels, Lloyd E. Coppersmith, George C. Kaiser, Patrick D. McAdams and Henry Karbiner, Jr.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits.

4.16 First Amendment dated May 1, 1996 to Note Agreements dated December 15, 1991 and Note Agreements dated December 15, 1992 and Note Agreements dated December 22, 1993. FILED HEREWITH.

4.17 Note Agreement dated May 15, 1996 between Roundy's, Inc. and The Ohio National Life Insurance, Phoenix American Life Insurance Company, Provident Mutual Life Insurance, Providentmutual Life and Annuity Company of America, United of Omaha Life Insurance Company, John Alden Life Insurance Company, Oxford Life Insurance Company, The Security Mutual Life Insurance Company of Lincoln, Nebraska and Woodman Accident and Life Company. FILED HEREWITH.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended June 29, 1996.


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ROUNDY'S, INC.
                                              ---------------------------
                                              (Registrant)





Date:     August 13, 1996          ROBERT D. RANUS
          ---------------          ----------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)