Form 10-Q
period 1996-09-28
ROUNDYS INC
filed 1996-11-07
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 1996

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                       ----------------------------------------------
                              Roundy's, Inc.
---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
---------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
---------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
---------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at September 28, 1996
------------------------------       ---------------------------------
Common Stock, $1.25 par value

Class A (Voting)                        12,800 Shares

Class B (Non-voting)                  1,120,214 Shares






                       ROUNDY'S, INC.

                            INDEX


                                                         Page No.
PART I.   Financial Information:                         --------

          Consolidated Balance Sheets -
               September 28, 1996 and December 30, 1995      3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Thirty-nine Weeks
               Ended September 28, 1996 and
               September 30, 1995                            4

          Statements of Consolidated Cash Flows -
               Thirty-nine Weeks Ended September 28, 1996
               and September 30, 1995                        5

          Notes to Consolidated Financial Statements         6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    7

PART II.  Other Information                                  9

SIGNATURES                                                  10



               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
          September 28, 1996 and December 30, 1995

                                       September 28, 1996   December 30, 1995
                                            (Unaudited)         (Audited)
ASSETS                                 ------------------   -----------------
CURRENT ASSETS:
 Cash and cash equivalents.............$ 29,247,100         $ 26,382,000
 Notes and accounts receivable, less
   allowance for losses, $6,859,500
   and $8,431,300, respectively........ 101,970,500           99,727,000
 Merchandise inventories............... 171,615,900          163,204,100
 Prepaid expenses......................   3,276,700            5,060,700
 Future income tax benefits............   8,496,800            8,496,800
                                       ------------         ------------
    Total Current Assets............... 314,607,000          302,870,600
                                       ------------         ------------
OTHER ASSETS:
 Notes receivable, less allowance
    for losses of $4,641,000...........  13,765,300           17,249,100
 Other assets and goodwill.............  11,147,700            5,300,600
 Other real estate.....................   4,346,300            4,659,400
 Deferred income tax benefit...........   2,706,000            2,706,000
                                       ------------         ------------
    Total Other Assets.................  31,965,300           29,915,100
                                       ------------         ------------
PROPERTY AND EQUIPMENT - Net........... 102,613,300           74,550,900
                                       ------------         ------------
                                       $449,185,600         $407,336,600
                                       ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt..$  3,811,900         $  3,776,500
 Accounts payable...................... 162,985,000          165,539,300
 Accrued expenses......................  50,918,000           42,231,400
 Income taxes..........................   1,756,600         5     83,600
                                       ------------         ------------
   Total Current Liabilities            219,471,500          212,130,800

LONG-TERM DEBT, LESS CURRENT MATURITIES 109,560,100           78,850,200
OTHER LIABILITIES......................  15,820,700           16,322,500
                                       ------------         ------------
    Total Liabilities.................. 344,852,300          307,303,500
                                       ------------         ------------
REDEEMABLE CLASS B COMMON STOCK........   5,876,700            8,132,000
                                       ------------         ------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A)....................      16,000               16,700
   Non-Voting (Class B)................   1,330,600            1,282,400
                                       ------------         ------------
    Total Common Stock.................   1,346,600            1,299,100

Amount related to recording minimum
 pension liability.....................    (283,600)            (283,600)
Patronage dividends payable in common
 stock.................................                        3,405,000
Additional paid-in capital.............  25,010,000           21,222,100
Reinvested earnings....................  73,514,800           66,258,500
                                       ------------         ------------
    Total..............................  99,587,800           91,901,100
Less Treasury Stock, at cost...........   1,131,200
                                       ------------         ------------
    Total Stockholders' Equity.........  98,456,600           91,901,100
                                       ------------         ------------
                                       $449,185,600         $407,336,600
                                       ============         ============
See Notes to Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

    FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND
                               SEPTEMBER 30, 1995

                                   (UNAUDITED)
                                             Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                    September 28, 1996 September 30, 1995   September 28, 1996  September 30,1995
                                    ------------------ ------------------   ------------------  -----------------
REVENUES:
Net sales and service fees.......... $645,106,900        $609,201,700       $1,898,315,700      $1,818,957,600
Other - net.........................    1,488,700           1,541,300            3,371,000           3,793,100
                                     ------------        ------------       --------------      --------------
                                      646,595,600         610,743,000        1,901,686,700       1,822,750,700

COSTS AND EXPENSES:
Cost of sales.......................  582,610,500         552,934,700        1,717,974,700       1,651,485,200
Operating and administrative........   55,416,100          51,783,700          164,134,900         153,308,000
Interest............................    2,354,800           2,012,300            6,297,200           5,933,100
                                     ------------        ------------       --------------      --------------
                                      640,381,400         606,730,700        1,888,406,800       1,810,726,300
                                     ------------        ------------       --------------      --------------
EARNINGS BEFORE INCOME TAXES........    6,214,200           4,012,300           13,279,900          12,024,400

PROVISION FOR INCOME TAXES..........    2,532,300           1,635,000            5,411,600           4,899,900
                                     ------------        ------------       --------------      --------------
NET EARNINGS........................ $  3,681,900        $  2,377,300       $    7,868,300      $    7,124,500
                                     ============        ============       ==============      ==============

See Notes to Consolidated Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                         (UNAUDITED)
                                               Thirty-nine Weeks Ended
                                       September 28, 1996    September 30, 1995
Cash Flows From Operating Activities:
  Net earnings..........................  $ 7,868,300         $ 7,124,500
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization.........   11,790,400           9,968,600
  Allowance for losses..................    2,818,000           4,389,800
  Gain on sale of assets................     (741,500)           (859,300)
(Increase) Decrease in Operating Assets
  Net of Effects of Business Acquisition:
  Accounts receivable...................   (4,161,500)         (3,835,200)
  Merchandise inventories...............   (5,411,800)        (17,799,000)
  Prepaid expenses......................    2,284,000           2,690,200
  Future income tax benefits............                         (596,600)
  Other real estate.....................      313,100           1,593,700
  Deferred expenses and other assets....     (403,000)            365,100
Increase(Decrease)in Operating Liabilities
  Net of Effects of Business Acquisition:
  Accounts payable......................   (4,354,300)            442,900
  Accrued expenses......................    7,802,100           7,131,300
  Income taxes..........................    1,173,000          (4,483,200)
  Other liabilities.....................     (501,800)            (53,700)
                                          -----------         -----------
Net cash flows provided by operating
 activities.............................   18,475,000           6,079,100
                                          -----------         -----------
Cash Flows from Investing Activities:
  Capital Expenditures..................  (35,717,600)        (12,508,700)
  Proceeds from sale of property and
    equipment...........................    2,221,400           4,530,100
  Payment for business acquisition net of
    cash acquired.......................  (13,905,800)
  Decrease (increase) in notes receivable   3,483,800          (6,354,800)
                                          -----------         -----------
Net cash flows used in investing
  activities............................  (43,918,200)        (14,333,400)
                                          -----------         -----------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings....   32,000,000           3,000,000
  Principal payments of long-term debt..   (1,290,100)         (6,845,900)
  Increase (decrease)in current
    maturities of long-term debt........       35,400          (2,273,300)
  Proceeds from sale of common stock....      689,000             636,800
  Common stock purchased................   (3,126,000)         (3,046,400)
                                          -----------         -----------
Net cash flows provided by (used in)
  financing activities..................   28,308,300          (8,528,800)
                                          -----------         -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents......................    2,865,100         (16,783,100)

Cash and Cash Equivalents,
  Beginning of Period...................   26,382,000          40,268,800
                                          -----------         -----------
Cash and Cash Equivalents, End of Period  $29,247,100         $23,485,700
                                          ===========         ===========
Cash paid during the period:-Interest     $ 5,120,300         $ 5,508,500
                            -Income Taxes $ 4,347,900         $10,022,000

See Notes to Consolidated Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 28, 1996 and December 30, 1995, and the results of operations for the thirteen and thirty-nine weeks ended
          September 28, 1996 and September 30, 1995 and changes in cash flows for the thirty-nine weeks ended September 28, 1996 and September 30, 1995.

2) The results of operations for the thirteen and thirty-nine weeks ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of September 28, 1996 and December 30, 1995, 69,016 and 95,502 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5)        During the quarter ended June 29, 1996, the
          Company concluded its consolidation of Cardinal
          Foods into the Lima Division. The pretax cost of this consolidation was $1.5 million.

6) Effective June 22, 1996, the Company purchased a grocery retailer for approximately $13 million in cash. The acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition.




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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                            Comparison of
                           13 Weeks Ended Sept. 28, 39 Weeks Ended Sept. 28,
                             1996 & Sept. 30, 1995    1996 & Sept. 30, 1995

Net sales and service fees   $35,905,200   5.9%       $79,358,100    4.4%
Cost of sales                 29,675,800   5.4%        66,489,500    4.0%
Operating and admin. expenses  3,632,400   7.0%        10,826,900    7.1%
Interest expense                 342,500  17.0%           364,100    6.1%
Earnings before income taxes   2,201,900  54.9%         1,255,500   10.4%

Net sales and service fees increased approximately $35.9 million during the third quarter of 1996 as compared to the third quarter of 1995. The loss of wholesale customers resulted in a decrease of approximately $17.1 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $4.1 million. New Company-owned stores resulted in an increase of approximately $23.5 million. Sales by existing Company-owned stores increased $3.3 million. Sales to new and existing wholesale customers increased $30.3 million.

Net sales and service fees increased approximately $79.3 million during the first three quarters of 1996 as compared to the first three quarters of 1995. The loss of wholesale customers resulted in a decrease of approximately $39.6 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $9.1 million. New
Company-owned stores resulted in an increase of approximately $37.1 million. Sales by existing Company-owned stores increased $8.3 million. Sales to new and existing wholesale customers increased $82.6 million.

Cost of sales approximated 90.3% and 90.8% of net sales and service fees for the thirteen weeks ended September 28, 1996 and September 30, 1995, respectively. Year-to-date cost of sales approximated 90.5% and 90.8% of net sales and service fees for the thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively.

Operating and administrative expenses approximated 8.6% and 8.5% of net sales and service fees for the thirteen weeks ended September 28, 1996 and September 30, 1995, respectively. Year-to-date operating and administrative expenses approximated 8.6% and 8.4% of net sales and service fees for the thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively. The increase is primarily due to the costs associated with the consolidation of Cardinal Foods into the Lima Division (See Note 5), and an increase in depreciation and amortization expense.

Interest expense increased primarily as a result of increased borrowing levels, primarily due to increased capital expenditures and the business acquisition (See Note
6), during the thirty-nine weeks ended September 28, 1996 as compared to the thirty-nine weeks ended September 30, 1995.

No patronage dividends have been accrued as of September 28, 1996. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1996 and 1995.

Liquidity and Capital Resources

The Company's current ratio was 1.43:1 at year-end and at September 28, 1996. The consolidated long-term debt to equity ratio has increased from 0.79:1 at December 30, 1995 to 1.05:1 at September 28, 1996, primarily due to increased capital expenditures and the business acquisition (See Note 6).

Stockholders' equity, including redeemable common stock, increased approximately $4.3 million due to reinvested earnings of $7.9 million, proceeds from the sale of common stock of $0.6 million and offset by common stock purchases of $3.1 million and a common stock purchase, to be held in Treasury, of $1.1 million.


                    II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none.

(b)       Reports on Form 8-K -- There were no reports on
          Form 8-K filed for the thirteen weeks ended
          September 28, 1996.



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ROUNDY'S, INC.
                                              ------------------------
                                              (Registrant)





Date:     November 7, 1996                    ROBERT D. RANUS
                                              ------------------------
                                              Robert D. Ranus
                                              Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)