Form 10-K405
period 1996-12-28
ROUNDYS INC
filed 1997-03-26
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 28, 1996

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _______________
Commission file number:  33-57505
                         --------
                           Roundy's, Inc.
---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
---------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
      Pewaukee, Wisconsin                          53072
---------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (414) 547-7999

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 28, 1996, 13,000 shares of Class A (voting)
Common Stock and 1,112,824 shares of Class B (non-voting)
Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on December 28, 1996 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                     Form 10-K Reference
          ---------                     -------------------
          Annual Report to Stockholders      Part II, Items 6, 7, 8
          for the year ended December 28, 1996





                           PART I

The discussions in the Company's 1996 Annual Report to stockholders incorporated herein by reference contain forward-looking statements. Terms such as "anticipate,"
"believe," "estimate," "expect," "indicate," "may be,"
"objective," "plan," "predict," "should," and "will" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. See "Cautionary Factors" at the end of Item 1, below.

ITEM 1.   Business.

                           GENERAL

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas, Pennsylvania, Tennessee and West Virginia. The Company also owns and operates 13 retail warehouse food stores under the name "Pick 'n Save" or "Park & Save," three limited assortment food stores under the name "Mor For Less" and 11 conventional food stores under the name "Cardinal Foods," "Village Market," "Park & Shop," "Price Less" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 890 retail grocery stores.

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

                 OPERATION AS A COOPERATIVE

Roundy's has historically operated its food wholesale business on a cooperative basis, and therefore determined its Federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis.
Substantially all of Roundy's outstanding Class A (Voting) Common Stock is owned by the owners ("stockholder-customers") of 130 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 70% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the sales of Roundy's to such stockholder-customers. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for the years ended December 28, 1996 and December 30, 1995 were payable 30% in cash and 70% in Class B Common. There were no patronage dividends paid for the year ended December 31, 1994 because the Company did not meet the requirement imposed under its By-Laws which provides that the book value per share of its common stock must increase by 10% before any patronage dividends may be paid. Under Subchapter T of the Internal Revenue Code, patronage dividends are deducted by Roundy's in determining taxable income, and are generally taxable to the stockholder-customers (including the value of the Class B Common), for Federal income tax purposes.

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

The subsidiaries of Roundy's do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 760 retail stores. They do not receive patronage dividends. In addition, approximately 30% of the outstanding combined Class A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common.

                 WHOLESALE FOOD DISTRIBUTION

The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply.
No source of supply accounted for more than 5% of the Company's purchases in fiscal 1996.

The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $175,459,000, $166,045,000 and $153,699,000 of the Company's
sales during the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

As described above, Roundy's, exclusive of its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 37% of the Company's consolidated net sales and service fees for each of fiscal 1996, 1995 and 1994. At December 28, 1996, Roundy's had 70 stockholder-customers actively engaged in the retail grocery business, operating a total of 130 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 6 of the 130 retail grocery stores are located (6 are in Illinois). At December 28, 1996 the Company (including its subsidiaries) had 760 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 52%, 54% and 54% of the Company's consolidated net sales and service fees for fiscal 1996, 1995 and 1994, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In an 11 state area the Company serviced 130 retail grocery stores operated by its stockholder-customers, 760 retail stores operated by non-stockholders and 27 Company-owned and operated retail stores during fiscal 1996. Of the Company's consolidated net sales and service fees for this period, $582,278,000 or 22.6% were attributable to five customers, with one customer accounting for $242,679,000 or 9.4% of such sales. Approximately 80% or 733 retail stores purchased less than $3,000,000 each from the Company in fiscal 1996. 116 customers owned more than one retail food store, with one customer owning 14 retail food stores.

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

Loans outstanding as of December 28, 1996 are as follows:

                                    Outstanding
                 Number              Balance     Range of    Range of
                   of    Original     as of      Interest    Maturity
                 Loans    Amount    Dec. 28,1996  Rates       Dates
                 ------- ---------- ------------ ---------- ---------
Inventory,
Equipment
Loans              145   $38,263,000 $28,152,500 Variable(1) 1997-2011
________________

     (1)  Variable rates based on the Company's cost of borrowing.

The Company has guaranteed customer bank loans and customer leases amounting to $645,700 and $983,500, respectively at December 28, 1996.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1997 to 2018. Aggregate lease rentals received under this program were $21,628,300, $22,045,500 and $22,329,500 in fiscal 1996,
1995 and 1994, respectively.


Marketing and Distribution of Products

The Company generally distributes its various product lines by a fleet of 280 tractor cabs and 670 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing House ("ACH") system. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than .38% of sales. In 1996, 1995 and 1994, the Company's bad debt expense was $5,302,600, $5,871,500 and $9,166,600, respectively.

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

                     RETAIL FOOD STORES

The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 73,000 square feet per store. The high value-limited assortment retail stores are designated as "Mor For Less" which emphasize low cost, high value lines to the customer, with stores ranging from 12,800 to 24,000 square feet per store. Conventional retail stores operated under the name "Cardinal Foods," "Village Market," "Park & Shop," "Price Less" or "Buy Low Foods" generally emphasize full service to the customer at competitive prices. These stores range from 9,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:

     Type of Store                    1996       1995      1994
     -------------                    ----       ----      ----
High Value-Limited Assort-
ment and High Volume-Limited
Service Stores (Warehouse
food stores).....................       16        15        11
Conventional Retail Stores.......       11         7         4

Sales of Company-operated stores during the three most recent fiscal years were $275,761,000, $226,513,000 and
$231,364,000 for fiscal 1996, 1995 and 1994, respectively.
The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES

At December 28, 1996, the Company had employed full-time 1,144 executive, administrative and clerical employees, 1,324 warehouse and processing employees and drivers and 813 retail employees and had employed 2,200 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1997 through 2001. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 50% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 1996.

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

                     CAUTIONARY FACTORS

This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based on management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

Factors that could cause actual results to differ materially from those contemplated include:

Wholesale Business Risks - The Company's sales and earnings at wholesale are dependent on the Company's ability to retain existing customers and attract new customers, as well as its ability to control costs. Certain factors could adversely impact the Company's results, including: decline of its independent retailer customer base due to competition and other factors; loss of corporate retail sales due to increased competition and other risks detailed more fully below; consolidations of retailers or competitors; increased self-distribution by chain retailers; increase in operating costs; the possibility that the Company will incur additional costs and expenses due to further rationalization or consolidation of distribution centers; entry of new or non-traditional distribution systems into the industry.

Retail Business Risks - The Company's retail segment faces risks which may prevent the Company from maintaining or increasing retail sales and earnings including: competition from other retail chains, supercenters, non-traditional competitors, and emerging alternative formats; operating risks of certain strategically important retail operations; and adverse impact from the entry of other retail chains, supercenters and non-traditional or emerging competitors into markets where the Company has a retail concentration.

Litigation - While the Company believes that it is currently not subject to any material litigation, the costs and other effects of legal and administrative cases and proceedings and settlements are impossible to predict with certainty. The current environment for litigation involving food wholesalers may increase the risk of litigation being commenced against the Company. The Company would incur the costs of defending any such litigation whether or not any claim had merit.

THE FOREGOING SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE
COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY
FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR
CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO
REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED
EVENTS.

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

Wholesale activities are conducted by the Company from the following warehouses:

                                                  Approximate
                                                    Warehouse
Location                 Products Distributed     Square Footage
--------                 --------------------     --------------
Wauwatosa, Wisconsin     All product lines,        745,000 (O)
                         except nonfood products

Mazomanie, Wisconsin     Dry groceries and         225,000 (L)
                         nonfood products

Westville, Indiana       All product lines,        557,000 (O)
                         except nonfood products

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

Transportation

The Company's transportation fleet for distribution operations as of December 28, 1996 consisted of 280 tractor cabs, 670 trailers and 10 straight delivery trucks. In addition, the Company owns 45 automobiles. Approximately
93% of the fleet is owned by the Company and the balance is leased.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                           PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

The transfer of shares of Roundy's Class A Common and Roundy's Class B Common is substantially restricted and there is no established public trading market for Roundy's stock. As of December 28, 1996, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 70 holders of such Certificates on December 28, 1996. On December 28, 1996 an aggregate of 214 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended December 28, 1996
(the "Annual Report") under the caption "Selected Financial
Data."

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

                          PART III

ITEM 10. Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of Roundy's are as follows:


                              Position(s) Held with Roundy's
      Name            Age     and Business Experience
--------------------- ----    -------------------------------
Gerald F. Lestina      54     President and Chief Executive Officer
                              since 1995; President and Chief Operating
                              Officer 1993-1995; Vice President of
                              Wisconsin Region 1992-1993; President of
                              Milwaukee Division 1986-1993; Director
                              since 1991 (term expires 1999)

Roger W. Alswager      48     Vice President of Real Estate since 1989

Londell J. Behm        46     Vice President of Advertising since 1987

Ralph D. Beketic       50     Vice President-Wholesale since 1996;
                              Vice President-Wisconsin Region 1996;
                              President of Milwaukee Division since
                              1993; Vice President of Sales-Milwaukee
                              Division 1991-1993

David C. Busch         48     Vice President of Administration since
                              1993; Vice President of Human Resources
                              1990-1993

Edward G. Kitz         43     Vice President, Secretary & Treasurer
                              since 1995; Vice President & Treasurer
                              since 1989

Charles H.             54     Vice President of Logistics and Planning
Kosmaler, Jr.                 since 1993; Vice President of Adminis-
                              trative Efficiencies 1992-1993

Debra A. Lawson        41     Vice President of Human Resources since
                              1997; Vice President Administration-
                              Milwaukee Division 1994-1996; Director of
                              Consumer Affairs, Training and Development
                              1991-1993

John E. Paterson       49     Vice President-Distribution since 1997;
                              Vice President of Operations-Milwaukee
                              Division 1993-1996; Vice President of
                              Distribution for Quincy, Florida Division of Super Value Stores, Inc. 1991-1993

Robert D. Ranus        56     Vice President and Chief Financial Officer
                              since 1987; Director since 1987 (term
                              expires 1997)

Michael J. Schmitt     48     Vice President-Sales and Development since
                              1995; Vice President, Northern Region
                              1992-1995

Marion H. Sullivan     50     Vice President of Marketing since 1989

Robert E. Bartels      59     Director since 1994 (term expires 1997);
                              President and Chief Executive Officer of
                              Martin's Super Markets, Inc., South Bend,
                              Indiana

Charles R. Bonson      50     Director since 1994 (term expires 1997);
                              President of Bonson's Foods, Inc., Eagle
                              River, Wisconsin

Lloyd E. Coppersmith   56     Director since 1995 (term expires 1998);
                              President of Ron & Lloyd's, Inc., New
                              London, Wisconsin

Gary N. Gundlach       53     Director since 1990 (term expires 1999);
                              Owner of Pick 'n Save retail grocery
                              stores in Columbus, DeForest, McFarland,
                              Stoughton and Sun Prairie, Wisconsin

George C. Kaiser       64     Director since 1986 (term expires 1998);
                              Chairman and Chief Executive Officer,
                              Hanger Tight Company since 1988; Chief
                              Executive Officer, George C. Kaiser and
                              Co. since 1988; Director of The Baird
                              Funds, Inc. since 1992

Henry Karbiner, Jr.    56     Director since 1995 (term expires 1998);
                              President and Chief Operating Officer, Tri
                              City National Bank; Vice President and
                              Chief Financial Officer and Director, Tri
                              City Bankshares Corporation, Oak Creek,
                              Wisconsin

Patrick D. McAdams     47     Director since 1995 (term expires 1998);
                              General Manager and Treasurer of McAdams,
                              Inc., Oconomowoc, Wisconsin

Brenton H. Rupple      72     Director since 1993 (term expires 1999);
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

                        SUMMARY COMPENSATION TABLE


                        Annual Compensation             Long-Term
                                             Other      Compensation
                                             Annual     Securities   All Other
Name and                                     Compen-    Underlying   Compen-
Principal                                     sation    (A)Options   sation
Position            Year   Salary   Bonus    (1)(2)     (B)SARs      (3)
------------------- ----- --------  ------  ---------   ------------ --------
                                                         (A)    (B)
                                                        -----  -----
Gerald F. Lestina   1996  $338,000  $95,316      -        -      -    $8,645
President and Chief 1995   304,231   93,600      -      6,000    -     8,138
Executive Officer   1994   235,000      -    $10,148      -      -     7,697

Robert D. Ranus     1996   213,000   60,066      -        -      -     9,812
Vice President and  1995   207,000   59,616      -        -      -     9,659
Chief Financial     1994   200,000      -     14,668      -      -     9,604
Officer

Marion H. Sullivan  1996   146,000   41,172      -        -      -     7,211
Vice President of   1995   135,846   40,320      -        -      500   7,105
Marketing           1994   125,000   15,625    7,298      -      -     7,181

Michael J. Schmitt  1996   138,174   39,010      -        -      -     7,093
Vice President of   1995   125,846   37,440      -        -      -     7,068
Sales & Development 1994   115,000      -      7,049      -      -     7,114

Ralph D. Beketic    1996   137,096   38,775      -        -      -     1,937
Vice President-     1995   120,000   35,280      -      1,500    500   1,797
Wholesale           1994   110,000   38,750      -        -      -     1,879


(1) Shown in this column are amounts reimbursed during the fiscal year for the payment of income taxes for Messrs. Lestina, Ranus, Sullivan and Schmitt.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column for 1996, 1995, and 1994, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 1996 - Mr. Lestina: $6,270 and $2,375. Mr. Ranus: $7,732 and $2,080. Mr. Sullivan:
     $5,851 and $1,360.  Mr. Schmitt:  $5,911 and $1,182.
     Mr. Beketic:  $666 and $1,271.  For 1995 - Mr. Lestina:
     $5,828 and $2,310.  Mr. Ranus:  $7,589 and $2,070.  Mr.
     Sullivan: $5,747 and $1,358. Mr. Schmitt: $5,810 and $1,258. Mr. Beketic: $597 and $1,200. For 1994 - Mr.
     Lestina:  $5,518 and $2,179.  Mr. Ranus:  $7,425 and
     $2,179.  Mr. Sullivan:  $5,667 and $1,514.  Mr. Schmitt:
     $5,721 and $1,393.  Mr. Beketic:  $546 and $1,333.

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

The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $2,000,000. There were no employee guarantees outstanding as of December 28, 1996.

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

The Company established a Deferred Compensation Plan, applicable to the Officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Director approves an amount in excess of that limit. For 1996, the Board of Directors approved an annual deferral of $108,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten-year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr.
Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment (for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina pro rata over the non-compete period, an "applicable benefit." The "applicable benefit" shall mean the "monthly benefit amount" times the greater of
(A) the number of months remaining between the termination date and June 1, 1998, and (B) twelve (12). The "monthly benefit amount" means the sum of: (i) 1/12 of the amount of Mr. Lestina's current salary; (ii) 1/12 of the amount of Mr. Lestina's bonus paid or payable; and the fair value of any health and/or life insurance benefits, on a monthly basis, to which Mr. Lestina is entitled. If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, Mr. Lestina attains age 65. For a period of one year following the termination of employment of Mr. Lestina, which occurs under circumstances giving rise to Roundy's obligation to pay the severance benefit under this agreement, Mr. Lestina agrees not to compete with Roundy's in the states of Wisconsin, Michigan, Illinois, Indiana and Ohio, plus to the extent not included in those states, the area encompassed within a radius of 400 miles of any warehouse or distribution facility operated by Roundy's, or any affiliate of Roundy's, as of the termination date.

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

The following table provides information on the Named
Executive Officers' option and SAR exercises in 1996 and the value of unexercised options at December 28, 1996.

           Aggregated Option/SAR Exercises in 1996
               and 1996 Year-End Option Values



                                       Number of
                                       Unexercised
                   Shares              (A)Options    Value ($) of
                   Acquired            (B)SARs       Unexercised In-The-
                   on Exercise         at 12/28/96   Money (A)Options
                   (A)Options Value($) Exercisable/  (B)SARs at 12/28/96
Name               (B)SARs    Realized Unexercisable Exercisable/Unexercisable
------------------ ---------- -------- ------------- -------------------------
Gerald F. Lestina  (A)  -         -     15,500/2,000  $479,278/$33,797
                   (B)  -         -             -              -

Robert D. Ranus    (A)  -          -    10,500/  -     382,475/ -
                   (B)  -          -             -              -

Marion H. Sullivan (A)  -          -     1,000/500      39,505/19,470
                   (B)  -          -     1,583/917      52,433/29,592

Michael J. Schmitt (A)  -          -     2,000/1,500    68,705/48,670
                   (B)  -          -     1,000/500      39,505/19,470

Ralph D. Beketic   (A)  -          -     1,300/700      27,566/15,559
                   (B)  -          -     1,133/867      30,893/24,532

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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on December 28, 1996, at the age of 65:

Average Annual
Compensation
During Last                   Annual Pension After Specified
Five Completed                   Years of Credited Service
Calendar Years   15 Years   20 Years   25 Years   30 Years  35 Years

$100,000          $30,000   $40,000     $50,000    $55,000   $60,000
 125,000           37,500    50,000      62,500     68,800    75,000
 150,000           43,700    58,200      72,800     80,100    87,300
 175,000           45,300    60,400      75,500     83,100    90,700
 200,000           50,500    67,700      85,000     94,300   103,000
 225,000           55,600    75,100      94,500    105,600   115,300
 250,000           60,700    82,300     103,900    116,600   120,000
 300,000           61,600    83,500     105,500    118,500   120,000
 400,000           61,600    83,500     105,500    119,100   120,000
 450,000           61,600    83,500     105,500    120,000   120,000
 500,000           61,600    83,500     115,100    120,000   120,000

All of the Named Executive Officers are covered by the
Roundy's, Inc. Retirement Plan.  Their average annual
compensation would be the combined amount listed under
Salary and Bonus shown in the Summary Compensation Table.
The estimated credited years of service for each of the
Named Executive Officers is as follows:  Mr. Lestina:  27
years, Mr. Ranus:  10 years, Mr. Sullivan:  9 years, Mr.
Schmitt:  19 years, and Mr. Beketic:  6 years.

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1996; outside Directors each received $12,500, prorated on an annual basis, plus $500 per Board of Directors meeting plus $250 per committee meeting not held the same day as a Board of Directors meeting for their services during 1996.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On
December 28, 1996, 13,000 shares of Class A Common and
1,112,824 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time of the organization of Roundy's. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. On December 28, 1996, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Director each year), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Robert S. Gold, Edward G. Kitz, Gerald F. Lestina, Gary R. Sarner, Robert R. Spitzer and David A. Ulrich. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Gold is President and Stockholder of B. & H. Gold Corporation, a stockholder-customer of Roundy's. Mr. Sarner is President and Chief Operating Officer of Christiana Companies, Inc.
and President and Chief Executive Officer of its subsidiary, Total Logistic Control, Inc. (see Item 13.). Mr. Ulrich is President and Stockholder of Mega Marts, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees. There is currently one trustee position vacant.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one
Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.


Woodman's Food Market, Inc. (2919 North Lexington, Janesville, Wisconsin 53545) is the record owner of 102,930 shares (or 9.25%) of the Roundy's Class B Common outstanding on December 28, 1996. Voting and investment power over the shares owned by Woodman's Food Market, Inc. is solely held by its owner, Willard R. Woodman, Jr. McAdams, Inc. (36933 West Plank Road, Oconomowoc, Wisconsin 53066) is owner of 68,051 shares (or 6.12%) of the Roundy's Class B Common outstanding on December 28, 1996. Voting and investment power over the shares owned by McAdams, Inc. is solely held by its owner, John A. McAdams. Mega Marts, Inc. (6312 South 27th Street, Oak Creek, Wisconsin 53154) is owner of 1,400 shares (or 10.77%) of the Roundy's Class A Common and 90,365 shares (or 8.12%) of the Roundy's Class B Common outstanding on December 28, 1996. Voting and investment power over the shares owned by Mega Marts, Inc. is solely held by its owner, David A. Ulrich. Ultra Mart, Inc. (W173 N9170 St. Francis Drive, Menomonee Falls, Wisconsin 53051) is owner of 700 shares (or 5.38%) of the Roundy's Class A Common outstanding on December 28, 1996. Voting and investment power over the shares owned by Ultra Mart, Inc. is solely held by its owner, Robert A. Farrell. Except as set forth above or in the table below, no other person (or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Class A Common Stock or Roundy's Class B Common Stock. Except for Mega Marts, Inc. and Ultra Mart, Inc. mentioned above, no other person owns of record or is known by Roundy's to own beneficially more than 5% of the Voting Trust Certificates issued by the Trustees of the Roundy's Voting Trust with respect to shares of Roundy's Class A Common Stock deposited with the Trustees.

The following table sets forth the beneficial ownership of equity securities of Roundy's by each Director at December
28, 1996, together with the beneficial ownership of equity securities by all Directors and Officers as a group:

                                         Beneficial       Percent
Title of Class    Beneficial Owner       Ownership(1)     of Class
--------------    ----------------     -----------------  ---------
Class B Common    Gerald F. Lestina    18,606 shares (2)    1.65%
Class B Common    Robert D. Ranus      14,875 shares (3)    1.32
Class B Common    George C. Kaiser      3,500 shares (4)    0.31
Class B Common    Robert E. Bartels     4,749 shares (5)    0.43
Class B Common    Brenton H. Rupple       300 shares        0.03
Class A Common    Lloyd E. Coppersmith    500 shares (6)    3.85
Class B Common    Lloyd E. Coppersmith 16,336 shares (6)    1.47
Class A Common    Gary N. Gundlach        500 shares (7)    3.85
Class B Common    Gary N. Gundlach     19,722 shares (7)    1.77
Class A Common    Charles R. Bonson       100 shares (8)    0.77
Class B Common    Charles R. Bonson    19,196 shares (8)    1.72
Class A Common    Patrick D. McAdams      600 shares (9)    4.62
Class B Common    Patrick D. McAdams   68,051 shares (9)    6.12

Class A Common All Directors and
               Officers as a Group
               (4 persons, including
               the above)               1,700 shares       13.08
Class B Common All Directors and
               Officers as a Group
               (19 persons, including
               the above)             179,535 shares (10)  15.65

(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2) Includes options for 15,500 shares that are currently exercisable but does not include options for an additional 2,000 shares that have been granted.
(3) Includes options for 10,500 shares that are currently exercisable.
(4) Includes 1,500 shares owned by First Wisconsin Trust Company as Trustee of George Kaiser Profit Sharing Plan.
(5) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(6) Relates to shares owned by Ron & Lloyd's, Inc. of which Mr. Coppersmith is the President and shareholder.
(7) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(8) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(9) Relates to shares owned by McAdams, Inc. of which Mr. McAdams is General Manager and Treasurer.
(10) Includes options for 34,633 shares that are currently exercisable but does not include options for an additional 6,867 shares that have been granted.

ITEM 13. Certain Relationships and Related Transactions.

Messrs. Bartels, Bonson, Coppersmith, Gundlach and McAdams, directors of Roundy's, and Messrs. Gold and Ulrich, Trustees of the Voting Trust, each own and/or operate retail food stores which purchase merchandise from the Company as a supplier in the ordinary course of business. Retail food stores owned by directors or Retailer Trustees purchase from the Company on the same basis and conditions as all other stockholder-customers of Roundy's. During the last three years, the aggregate amount of purchases from the Company for each of the foregoing were as follows:

                          1996          1995            1994
                    ------------   ------------      ------------
Robert E. Bartels   $ 96,608,000   $ 81,542,000      $ 77,898,000
Charles R. Bonson      7,616,000      7,094,000         6,644,000
Lloyd E. Coppersmith  22,819,000     21,499,000        20,808,000
Robert S. Gold        48,212,000     46,770,000        44,090,000
Gary N. Gundlach      45,680,000     39,253,000        31,960,000
Patrick D. McAdams    63,003,000     63,598,000        64,185,000
David A. Ulrich      242,679,000    219,310,000       196,627,000

Woodman's Food Market, Inc., owner of 9.25% of Roundy's
Class B Common Stock, had aggregate purchases from Roundy's of $52,805,000, $58,484,000 and $53,981,000 for 1996, 1995
and 1994, respectively.

Ultra Mart, Inc., owner of 5.38% of Roundy's Class A Common
Stock had aggregate purchases from Roundy's of $90,722,000, $81,399,000 and $79,497,000 for 1996, 1995 and 1994,
respectively.

Ron & Lloyd's, Inc. agreed to sublease land and buildings from the Company for a period of 17 years at one store site, for an aggregate annual rental of approximately $457,000.

Gary N. Gundlach has agreed to sublease land and buildings from the Company for periods of 12 to 18 years at four store sites, for an aggregate annual rental of approximately
$935,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of five to 14 years at three store sites, for an aggregate annual rental of approximately
$624,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of three to 18 years at ten store sites and one additional storage site, for an aggregate annual rental of approximately $3,792,000.

B. & H. Gold Corporation, Gold's Market, Inc., and Gold's,
Inc. have agreed to sublease land and buildings from the Company for periods of nine to 22 years at three store sites, for an aggregate annual rental of approximately
$1,184,000.

Ultra Mart, Inc. agreed to sublease land and buildings from the Company for a period of seven to 17 years at seven store sites, for an aggregate annual rental of approximately
$2,345,000.

In January, 1993, Ultra Mart, Inc. issued promissory notes to Roundy's, Inc. in the amount of $393,600. The amount outstanding as of February 22, 1997 was $78,700.

The Company has made payments in fiscal 1996 aggregating
$1,357,900 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, Inc. of which Mr. Sarner is President and Chief Executive
Officer.

                           PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended December 28, 1996, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for each of the three years in the period ended December 28, 1996
     Consolidated Balance Sheets at December 28, 1996 and
          December 30, 1995
     Statements of Consolidated Stockholders' Equity for each of the three years in the period ended December 28, 1996 Statements of Consolidated Cash Flows for each of the three years in the period ended December 28, 1996
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules as of December 28, 1996

                                                        Page

          Independent Auditors' Report....................... 23

          Schedule VIII - Valuation and qualifying accounts.. 24

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

3.6 Amendment to By-Laws Relating to Number of Directors, adopted April 12, 1995, incorporated herein by reference to Exhibit 3.6 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees.  FILED
      HEREWITH (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and
      Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance
      Company, The Ohio National Life Insurance Company,
      Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993,
      Commission File No. 2-66296.
4.4   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-2
      (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration
      Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The
      Variable Annuity Life Insurance Company, The Life
      Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.7 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the
      Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
4.9 First Amendment dated May 1, 1996 to Note Agreements dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix
      American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance
      Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman
      Accident and Life Company, incorporated herein by reference to Exhibit 4.17 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission
      File No. 33-57505.
4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent).  FILED
      HEREWITH.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.
10.1  Deferred Compensation Agreement plan between the
      Registrant and certain executive officers including
      Messrs. Lestina, Ranus and Sullivan, incorporated herein by reference to Exhibit 10.4 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 30, 1989 filed with the Commission on March
      30, 1990, Commission File No. 2-66296.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1, 1997 of Directors and Officers Liability and
      Corporation Reimbursement Policy.
10.3 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-
      66296.
10.4  Severance and Non-Competition Agreement between the
      Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 30, 1995, filed with the Commission on March
      28, 1996, Commission File No. 33-57505.

10.5 Roundy's, Inc. Deferred Compensation Plan, effective March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.
13.   1996 Annual Report to Stockholders of Roundy's, Inc.
21.   Subsidiaries of Roundy's, Inc.
27.   Financial Data Schedule.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1996.



INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of December 28, 1996 and December 30, 1995, and for each of the three years in the period ended December 28, 1996, and have issued our report thereon dated February 21, 1997; such financial statements and reports are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 1997

                                                    SCHEDULE VIII

                             ROUNDY'S, INC. AND SUBSIDIARIES

                            VALUATION AND QUALIFYING ACCOUNTS

______________________________________________________________________________


                       COLUMN      COLUMN    COLUMN    COLUMN      COLUMN
                         A            B        C         D           E
______________________________________________________________________________

                                       ADDITIONS


                        Balance      (1)        (2)
                        at         Charged    Charged                Balance
                        Beginning  to Costs   to Other               at End
Description             of Period  & Expenses Accounts Deductions(A) of Period

YEAR ENDED December 28, 1996:
 Allowance for Losses:
 Current receivables   $8,431,300 $4,367,600          $6,484,200    $6,314,700
 Notes receivable,
  long-term ..........  4,641,000   935,000               -         5,576,000

YEAR ENDED December 30, 1995:
 Allowance for Losses:
 Current receivables  $11,000,400 $2,146,500          $4,715,600    $8,431,300
 Notes receivable,
  long-term ..........    916,000  3,725,000               -         4,641,000

YEAR ENDED December 31, 1994:
 Allowance for Losses:
 Current receivables   $8,766,500 $9,166,600          $6,932,700   $11,000,400
 Notes receivable,
  long-term ..........  1,483,000      -                 567,000       916,000


(A)  Amounts in Column D represent accounts written off less recoveries.


                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D. RANUS
-----------------------------           ---------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:


GERALD F. LESTINA                       PATRICK D. MCADAMS
------------------------                ----------------------
Gerald F. Lestina                       Patrick D. McAdams
March 21, 1997                          March 21, 1997
(Director)                              (Director)


GEORGE C. KAISER                        ROBERT D. RANUS
------------------------                ----------------------
George C. Kaiser                        Robert D. Ranus
March 21, 1997                          March 21, 1997
(Director)                              (Director)


BRENTON H. RUPPLE                       GARY N. GUNDLACH
------------------------                ----------------------
Brenton H. Rupple                       Gary N. Gundlach
March 21, 1997                          March 21, 1997
(Director)                              (Director)


CHARLES R. BONSON
_______________________                 ----------------------
Charles R. Bonson                       Robert E. Bartels
March 21, 1997                          March 21, 1997
(Director)                              (Director)


LLOYD E. COPPERSMITH                    HENRY KARBINER, JR.
-----------------------                 ----------------------
Lloyd E. Coppersmith                    Henry Karbiner, Jr.
March 21, 1997                          March 21, 1997
(Director)                              (Director)



               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended
December 28, 1996 is incorporated by reference in this report.

Registrant does not furnish proxy soliciting material to its securityholders.


                      INDEX TO EXHIBITS




Exhibit                  Description

3.1   Articles of Incorporation of the Registrant, as
      amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2
      (File No. 2-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended December 9, 1986,
      incorporated herein by reference to Exhibit 3.2 of
      Registrant's Annual Report on Form 10-K for fiscal
      year ended January 3, 1987, filed with the Commission
      on April 3, 1987, Commission File No. 2-66296.
3.3   1988-1 By-Law Amendments, incorporated herein by
      reference to Exhibit 3.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1988, filed with the Commission on April 1, 1988,
      Commission File No. 2-66296.
3.4   Amendment of By-Law Section 5.01, incorporated herein
      by reference to Exhibit 3.4 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 30, 1989, filed with the Commission on March
      30, 1990, Commission File No. 2-66296.
3.5   Amendment of By-Law Section 7.10, 7.11 and 7.12,
      incorporated herein by reference to Exhibit 3.5 of
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 29, 1990, filed with the
      Commission on March 28, 1991, Commission File No. 2-66296.
3.6   Amendment to By-Laws Relating to Number of Directors,
      adopted April 12, 1995, incorporated herein by
      reference to Exhibit 3.6 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees.  FILED
      HEREWITH (included as Exhibit D to the prospectus
      which forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and
      Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated
      herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance
      Company, The Ohio National Life Insurance Company,
      Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by
      reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993,
      Commission File No. 2-66296.
4.4   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      prospectus which forms a part of the Registration
      Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The
      Variable Annuity Life Insurance Company, The Life
      Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated
      herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6   Form of Subscription Agreement, incorporated by
      reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit A to the prospectus which forms
      a part of the Registration Statement).
4.7   Form of Buying Deposit Agreement, incorporated by
      reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit B to the prospectus which forms
      a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on
      December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505) filed with the
      Commission on January 30, 1995 (included as Exhibit C
      to the prospectus which forms a part of the
      Registration Statement).
4.9   First Amendment dated May 1, 1996 to Note Agreements
      dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly
      period ended June 29, 1996, filed with the Commission
      on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix
      American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance
      Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman
      Accident and Life Company, incorporated herein by
      reference to Exhibit 4.17 of Registrant's Form 10-Q
      for the quarterly period ended June 29, 1996, filed
      with the Commission on August 13, 1996, Commission
      File No. 33-57505.
4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent).  FILED
      HEREWITH.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with
      the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of
      Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26, 1996.
10.1  Deferred Compensation Agreement plan between the
      Registrant and certain executive officers including
      Messrs. Lestina, Ranus and Sullivan, incorporated
      herein by reference to Exhibit 10.4 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 30, 1989 filed with the Commission on March
      30, 1990, Commission File No. 2-66296.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein
      by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      1997 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  1991 Stock Incentive Plan, revised February 9, 1993,
      incorporated herein by reference to Exhibit 10.6 of
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended January 2, 1993, filed with the
      Commission on March 30, 1993, Commission File No. 2-
      66296.
10.4  Severance and Non-Competition Agreement between the
      Registrant and Gerald F. Lestina, incorporated herein
      by reference to Exhibit 10.4 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 30, 1995, filed with the Commission on March
      28, 1996, Commission File No. 33-57505.
10.5  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26, 1996.
13    1996 Annual Report to Stockholders of Roundy's, Inc.
      FILED HEREWITH.
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.
27    Financial Data Schedule.  FILED HEREWITH.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1996.