Form 10-Q
period 1997-03-29
ROUNDYS INC
filed 1997-04-25
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 1997

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to_______________

Commission File Number        33-57505

                              Roundy's, Inc.
-----------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
-----------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
-----------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
-----------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                  Outstanding at March 29, 1997
-----------------------------    -----------------------------
Common Stock, $1.25 par value

Class A (Voting)                        13,100 Shares

Class B (Non-voting)                  1,148,193 Shares




                        ROUNDY'S, INC.

                            INDEX


                                                     Page No.
PART I.   Financial Information:

          Consolidated Balance Sheets -
               March 29, 1997 and December 28, 1996    3

          Statements of Consolidated Earnings -
               Thirteen Weeks Ended March 29, 1997
               and March 30, 1996                      4

          Statements of Consolidated Cash Flows -
               Thirteen Weeks Ended March 29, 1997
               and March 30, 1996                      5

          Notes to Consolidated Financial Statements   6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                              7

PART II.  Other Information                            8

SIGNATURES                                             9



               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
            March 29, 1997 and December 28, 1996

                                         March 29, 1997  December 28, 1996
                                          (Unaudited)        (Audited)
ASSETS                                   --------------  -----------------
CURRENT ASSETS:
 Cash and cash equivalents.............  $ 48,590,400     $ 40,342,300
 Notes and accounts receivable, less
   allowance for losses, $6,800,100
   and $6,314,700, respectively........    89,425,100       98,593,300
 Merchandise inventories...............   153,615,800      155,562,300
 Prepaid expenses......................     3,765,000        2,741,000
 Refundable and future income tax
   benefits............................     7,817,400        7,817,400
                                         ------------     ------------
    Total Current Assets...............   303,213,700      305,056,300
                                         ------------     ------------
OTHER ASSETS:
 Notes receivable, less allowance for
   losses, $5,576,000 and $4,641,000,
   respectively........................    12,013,500       12,386,600
Goodwill and other assets..............    11,892,400       12,100,600
 Other real estate.....................     4,448,500        4,439,700
 Deferred income tax benefit...........     1,922,000        1,922,000
                                         ------------     ------------
    Total Other Assets.................    30,276,400       30,848,900
                                         ------------     ------------
PROPERTY AND EQUIPMENT - Net...........    95,943,400       98,735,800
                                         ------------     ------------
                                         $429,433,500     $434,641,000
                                         ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt..  $ 10,199,500     $ 10,225,800
 Accounts payable......................   149,204,100      159,038,100
 Accrued expenses......................    46,616,000       44,358,400
 Income taxes..........................     2,508,000          936,100
                                         ------------     ------------
   Total Current Liabilities              208,527,600      214,558,400
                                         ------------     ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES    92,410,500       93,614,600
OTHER LIABILITIES.......................   16,556,600       16,522,700
                                         ------------     ------------
   Total Liabilities....................  317,494,700      324,695,700
                                         ------------     ------------
REDEEMABLE CLASS B COMMON STOCK.........    5,915,200        6,217,100
                                         ------------     ------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).....................       16,400           16,300
   Non-Voting (Class B).................    1,373,400        1,325,200
                                         ------------     ------------
   Total Common Stock...................    1,389,800        1,341,500

Amount related to recording minimum
 pension liability......................     (232,800)        (232,800)
Patronage dividends payable in
 common stock...........................                     3,779,000
Additional paid-in capital..............   28,647,400       24,920,600
Reinvested earnings.....................   77,350,400       75,051,100
                                         ------------     ------------
                                          107,154,800      104,859,400
Less treasury stock, at cost............    1,131,200        1,131,200
                                         ------------     ------------
   Total Stockholders' Equity...........  106,023,600      103,728,200
                                         ------------     ------------
                                         $429,433,500     $434,641,000
                                         ============     ============
See Notes to Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

             STATEMENTS OF CONSOLIDATED EARNINGS

  FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996

                         (UNAUDITED)




                                                Thirteen Weeks Ended
                                            March 29, 1997  March 30, 1996
                                            --------------  --------------
REVENUES:
 Net sales and service fees.............    $617,499,000     $613,824,300
 Other - net............................       1,095,600          783,700
                                            ------------     ------------
                                             618,594,600      614,608,000

COSTS AND EXPENSES:
 Cost of sales..........................     557,341,800      556,779,200
 Operating and administrative...........      55,138,600       53,920,500
 Interest...............................       2,016,800        1,803,500
                                            ------------     ------------
                                             614,497,200      612,503,200

EARNINGS BEFORE INCOME TAXES............       4,097,400        2,104,800
                                            ------------     ------------
PROVISION FOR INCOME TAXES..............       1,669,700          857,700
                                            ------------     ------------
NET EARNINGS............................    $  2,427,700     $  1,247,100
                                            ============     ============


See Notes to Financial Statements.



               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
  FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996
                         (UNAUDITED)

                                                Thirteen Weeks Ended
                                            March 29, 1997 March 30, 1996
Cash Flows From Operating Activities:       -------------- --------------
 Net earnings..........................     $  2,427,700   $  1,247,100
Adjustments to reconcile net earnings
 to net cash flows provided by operating
 activities:
 Depreciation and amortization.........        4,211,200      3,671,700
 Allowance for losses..................          706,600        904,400
 Gain on sale of assets................          (11,600)       (63,400)
(Increase) Decrease in Operating Assets:
 Accounts receivable...................        8,461,600     (2,531,800)
 Merchandise inventories...............        1,946,500     (4,046,200)
 Prepaid expenses......................       (1,024,000)     1,442,100
 Other real estate.....................           (8,800)       234,800
 Goodwill and other assets.............          (10,600)       (43,900)
Increase (Decrease) in Operating
 Liabilities:
 Accounts payable......................       (9,834,000)    (6,791,000)
 Accrued expenses......................        2,296,100      2,712,200
 Income taxes..........................        1,571,900       (483,800)
 Other liabilities.....................           33,900         (3,200)
                                             -----------    -----------
Net cash flows provided by (used in)
 operating activities...................      10,766,500     (3,751,000)
                                             -----------    -----------
Cash Flows from Investing Activities:
 Capital expenditures...................      (1,311,300)    (9,584,900)
 Proceeds from sale of property and
  equipment.............................          84,400        236,800
 Decrease in notes receivable...........         373,100      1,840,500
                                             -----------    -----------
Net cash flows (used in) investing
  activities............................        (853,800)    (7,507,600)
                                             -----------    -----------
Cash Flows from Financing Activities:
 Proceeds from long-term borrowings....                      14,000,000
 Principal payments of long-term debt..       (1,204,100)      (907,200)
 Decrease in notes payable and current
   maturities of long-term debt........          (26,300)      (431,900)
 Proceeds from sale of common stock....           41,400
 Common stock purchased................         (475,600)    (1,479,600)
                                             -----------    -----------
Net cash flows (used in) provided by
 financing activities..................       (1,664,600)    11,181,300
                                             -----------    -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents......................        8,248,100        (77,300)
                                             -----------    -----------
Cash and Cash Equivalents,
 Beginning of Period...................       40,342,300     26,382,000
                                             -----------    -----------
Cash and Cash Equivalents,
 End of Period.........................      $48,590,400    $26,304,700
                                             ===========    ===========
Cash paid during the period: - Interest      $   744,300    $ 1,101,300
                            - Income Taxes       138,600      1,372,800

See Notes to Financial Statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 29, 1997 and December 28, 1996, and the results of operations for the thirteen weeks ended March 29, 1997 and March 30, 1996.

2) The results of operations for the thirteen weeks ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of March 29, 1997 and December 28, 1996, 62,727 and 65,929 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.





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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                              Comparison of
                                      13 Weeks Ended March 29, 1997
                                            and March 30, 1996
                                      ------------------------------
Net sales and service fees                $3,674,700    0.6 %
Cost of sales                                562,600    0.1 %
Operating and admin. expenses              1,218,100    2.3 %
Interest expense                             213,300   11.8 %
Earnings before income taxes               1,992,600   94.7 %

Net sales and service fees increased approximately $3.7 million during the first quarter of 1997 as compared to the first quarter of 1996. The loss of wholesale customers resulted in a decrease in sales of approximately $10.7 million. The closing or sale of seven Company-owned stores resulted in a decrease of approximately $6.7 million. New
Company-owned stores resulted in an increase of approximately $16.9 million. Sales to new and existing wholesale customers increased $4.2 million.

Cost of sales approximated 90.3% and 90.7% of net sales and service fees for the thirteen weeks ended March 29, 1997 and March 30, 1996, respectively.

Operating and administrative expenses approximated 8.9% and 8.8% of net sales and service fees for the thirteen weeks ended March 29, 1997 and March 30, 1996, respectively.

Interest expense increased primarily as a result of higher borrowing levels during the quarter ended March 29, 1997 as compared to the quarter ended March 30, 1996.

No patronage dividends have been accrued as of March 29, 1997 and March 30, 1996. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1997 and 1996.

Liquidity and Capital Resources

The Company's current ratio increased from 1.42:1 at year-end to 1.45:1 at March 29, 1997. The consolidated long-term debt to equity ratio has decreased from .85:1 at December 28, 1996 to .83:1 at March 29, 1997, primarily due to higher equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $2.0 million due to reinvested earnings of $2.4 million offset by common stock purchases of $0.4 million.


                    II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - none

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended March 29, 1997.








                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   ROUNDY'S, INC.
                                  ----------------------
                                   (Registrant)





Date:     April 25, 1997           ROBERT D. RANUS
                                  ----------------------
                                  Robert D. Ranus
                                  Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)