Form 10-Q
period 1997-06-28
ROUNDYS INC
filed 1997-08-12
CIK 314423

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 1997

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                      ______________________________________________

                              Roundy's,Inc.
____________________________________________________________________
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
____________________________________________________________________
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
____________________________________________________________________
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
____________________________________________________________________
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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



          Class                      Outstanding at June 28, 1997
_____________________________        ____________________________
Common Stock, $1.25 par value

Class A (Voting)                        13,000 Shares

Class B (Non-voting)                  1,140,995 Shares






                       ROUNDY'S, INC.

                            INDEX


                                                     Page No.
PART I.   Financial Information:                     ________

          Consolidated Balance Sheets -
               June 28, 1997 and December 28, 1996       3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Twenty-six Weeks
               Ended June 28, 1997 and June 29, 1996     4

          Statements of Consolidated Cash Flows -
               Twenty-six Weeks Ended June 28, 1997
               and June 29, 1996                         5

          Notes to Consolidated Financial Statements     6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                7

PART II.  Other Information                              9

SIGNATURES                                              10







               PART I.  FINANCIAL INFORMATION

               ROUNDY'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
             June 28, 1997 and December 28, 1996

                                           June 28, 1997    December 28, 1996
                                            (Unaudited)         (Audited)
                                           -------------    -----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............   $ 57,159,500     $ 40,342,300
 Notes and accounts receivable, less
   allowance for losses, $5,378,900
    and $6,314,700, respectively........     88,254,800       98,593,300
 Merchandise inventories................    156,847,500      155,562,300
 Prepaid expenses.......................      2,791,100        2,741,000
 Refundable and future income tax
   benefits.............................      7,817,400        7,817,400
                                           ------------    -------------
     Total Current Assets...............    312,870,300      305,056,300
                                           ------------     ------------
OTHER ASSETS:
 Notes receivable, less allowance
     for losses of $5,576,000...........     11,648,000       12,386,600
 Goodwill and other assets..............     11,692,800       12,100,600
 Other real estate......................      5,468,100        4,439,700
 Deferred income tax benefit............      1,922,000        1,922,000
                                           ------------     ------------
     Total Other Assets.................     30,730,900       30,848,900
                                           ------------     ------------
PROPERTY AND EQUIPMENT - Net............     96,699,400       98,735,800
                                           ------------     ------------
                                           $440,300,600     $434,641,000
                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt..    $ 10,172,500     $ 10,225,800
 Accounts payable......................     153,010,100      159,038,100
 Accrued expenses......................      47,645,900       44,358,400
 Income taxes..........................       5,086,100          936,100
                                           ------------     ------------
   Total Current Liabilities...........     215,914,600      214,558,400
                                           ------------     ------------
LONG-TERM DEBT, LESS CURRENT MATURITIES      92,402,200       93,614,600
OTHER LIABILITIES.......................     16,581,100       16,522,700
                                           ------------     ------------
     Total Liabilities..................    324,897,900      324,695,700
                                           ------------     ------------
REDEEMABLE CLASS B COMMON STOCK.........      6,011,400        6,217,100
                                           ------------     ------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).....................         16,200           16,300
   Non-Voting (Class B).................      1,363,200        1,325,200
                                           ------------     ------------
    Total Common Stock..................      1,379,400        1,341,500

Amount related to recording minimum
 pension liability......................       (232,800)        (232,800)
Patronage dividends payable in common
 stock..................................                       3,779,000
Additional paid-in capital..............     28,938,100       24,920,600
Reinvested earnings.....................     80,437,800       75,051,100
                                           ------------     ------------
     Total..............................    110,522,500      104,859,400
Less Treasury Stock, at cost............      1,131,200        1,131,200
                                           ------------     ------------
     Total Stockholders' Equity.........    109,391,300      103,728,200
                                           ------------     ------------
                                           $440,300,600     $434,641,000
                                           ============     ============
See Notes to Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

       FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND
                                  JUNE 29, 1996

                                   (UNAUDITED)
                                             Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                        June 28, 1997       June 29, 1996     June 28, 1997      June 29,1996
                                        -------------       -------------     -------------    --------------
REVENUES:
Net sales and service fees..........    $634,137,900        $639,384,500      $1,251,636,900   $1,253,208,800
Other - net.........................         637,900           1,098,600           1,733,500        1,882,300
                                        ------------        ------------      --------------   --------------
                                         634,775,800         640,483,100       1,253,370,400    1,255,091,100
                                        ------------        ------------      --------------   --------------
COSTS AND EXPENSES:
Cost of sales.......................     573,368,600         578,585,000       1,130,710,400   1,135,364,200
Operating and administrative........      52,386,800          54,798,300         107,525,400     108,718,800
Interest............................       2,012,700           2,138,900           4,029,500       3,942,400
                                        ------------        ------------      --------------  --------------
                                         627,768,100         635,522,200       1,242,265,300   1,248,025,400
                                        ------------        ------------      --------------  --------------
EARNINGS BEFORE INCOME TAXES........       7,007,700           4,960,900          11,105,100       7,065,700

PROVISION FOR INCOME TAXES..........       2,855,600           2,021,600           4,525,300       2,879,300
                                        ------------        ------------      --------------  --------------
NET EARNINGS........................    $  4,152,100        $  2,939,300      $    6,579,800  $    4,186,400
                                        ============        ============      ==============  ==============

See Notes to Consolidated Financial Statements.

               ROUNDY'S, INC. AND SUBSIDIARIES

            STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                         (UNAUDITED)
                                               Twenty-six Weeks Ended
                                           June 28, 1997   June 29, 1996
                                           -------------   -------------
Cash Flows From Operating Activities:
  Net earnings..........................    $ 6,579,800    $ 4,186,400
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization.........      8,392,400      7,475,600
  Allowance for losses..................      1,284,400      1,922,800
  Loss (gain) on sale of assets.........        344,400       (264,000)
(Increase) Decrease in Operating Assets
  Net of Effects of Business Acquisition:
  Accounts receivable...................      9,054,100     (5,234,200)
  Merchandise inventories...............     (1,285,200)     1,680,300
  Prepaid expenses......................        (50,100)     1,847,400
  Refundable and future income tax
    benefits............................                      (515,700)
  Other real estate.....................     (1,028,400)       256,800
  Goodwill and other assets.............        (25,600)      (154,900)
Increase(Decrease)in Operating Liabilities
  Net of Effects of Business Acquisition:
  Accounts payable......................     (6,028,000)    (9,642,600)
  Accrued expenses......................      3,364,500      1,052,700
  Income taxes..........................      4,150,000       (583,600)
  Other liabilities.....................         58,400       (550,300)
                                            -----------    -----------
Net cash flows provided by operating
 activities.............................     24,810,700      1,476,700
                                            -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures..................     (7,752,900)   (31,500,000)
  Proceeds from sale of property and
    equipment...........................      1,408,900      1,237,800
  Payment for business acquisition net of
    cash acquired.......................                   (12,602,900)
  Decrease in notes receivable..........        738,600      3,015,000
                                            -----------    -----------
Net cash flows used in investing
  activities............................     (5,605,400)   (39,850,100)
                                            -----------    -----------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings....                    43,000,000
  Principal payments of long-term debt..     (1,212,400)    (1,259,300)
  (Decrease) increase in current
    maturities of long-term debt........        (53,300)        35,400
  Proceeds from sale of common stock....        696,400        498,200
  Common stock purchased................     (1,818,800)    (3,827,100)
                                            -----------    -----------
Net cash flows (used in) provided by
  financing activities..................     (2,388,100)    38,447,200
                                            -----------    -----------
Net Increase (Decrease) in Cash and
  Cash Equivalents......................     16,817,200         73,800
Cash and Cash Equivalents,
  Beginning of Period...................     40,342,300     26,382,000
                                            -----------    -----------
Cash and Cash Equivalents, End of Period    $57,159,500    $26,455,800
                                            ===========    ===========
Cash paid during the period: - Interest     $ 4,029,000    $ 3,810,100
                             - Income Taxes $   457,600    $ 4,049,000

See Notes to Consolidated Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 28, 1997 and December 28, 1996, and the results of operations for the thirteen and twenty-six weeks ended June 28, 1997 and June 29, 1996 and changes in cash flows for the twenty-six weeks ended June 28, 1997 and June 29, 1996.

2) The results of operations for the thirteen and twenty-six weeks ended June 28, 1997 and June 29,
          1996 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of June 28, 1997 and December 28, 1996, 63,747 and 65,929 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During the six months ended June 29, 1996, the Company concluded its consolidation of Cardinal
          Foods into the Lima Division. The net cost of this consolidation was $2.1 million.

6)        In June 1997, the Financial Accounting Standards
          Board issued statements No. 130 "Reporting
          Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related
          Information." These statements will become effective in 1998. The Company is currently evaluating the impact of adopting these new pronouncements.





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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                            Comparison of
                            --------------------------------------------------
                            13 Weeks Ended June 28,    26 Weeks Ended June 28,
                              1997 & June 29, 1996    1997 & June 29, 1996
                            --------------------------------------------------
                               Increase/<Decrease>      Increase/<Decrease>
                            -----------------------     ----------------------
Net sales and service fees     $(5,246,600)  (0.8)%     $(1,571,900)    (0.1)%
Cost of sales                   (5,216,400)  (0.9)%      (4,653,800)    (0.4)%
Operating and admin. expenses   (2,411,500)  (4.4)%      (1,193,400)    (1.1)%
Interest expense                  (126,200)  (5.9)%          87,100       2.2%
Earnings before income taxes     2,046,800   41.3 %       4,039,400      57.2%

Net sales and service fees decreased approximately $5.2 million during the second quarter of 1997 as compared to the second quarter of 1996. The loss of wholesale customers resulted in a decrease of approximately $20.2 million. The closing or sale of ten Company-owned stores resulted in a decrease of approximately $9.4 million. New Company-owned stores resulted in an increase of approximately $14.5 million. Sales by existing Company-owned stores decreased $1.3 million. Sales to new and existing wholesale customers increased $11.2 million.

Net sales and service fees decreased approximately $1.6 million during the first and second quarters of 1997 as compared to the first and second quarters of 1996. The loss of wholesale customers resulted in a decrease of approximately $30.9 million. The closing or sale of eleven Company-owned stores resulted in a decrease of approximately $16.0 million. New Company-owned stores resulted in an increase of approximately $31.4 million. Sales by existing Company-owned stores increased $1.6 million. Sales to new and existing wholesale customers increased $12.3 million.

Cost of sales approximated 90.4% and 90.5% of net sales and service fees for the thirteen weeks ended June 28, 1997 and June 29, 1996, respectively. Year-to-date cost of sales approximated 90.3% and 90.6% of net sales and service fees for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively.

Operating and administrative expenses approximated 8.3% and 8.6% of net sales and service fees for the thirteen weeks ended June 28, 1997 and June 29, 1996, respectively. Year-to-date operating and administrative expenses approximated 8.6% and 8.7% of net sales and service fees for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively. The decreases are primarily due to the costs associated with the consolidation of Cardinal Foods into the Lima Division incurred during the first and second quarters of 1996 (See Note 5).

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended June 28, 1997 as compared to the quarter ended June 29, 1996.

No patronage dividends have been accrued as of June 28, 1997. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1997 and 1996.

Liquidity and Capital Resources

The Company's current ratio increased slightly from 1.42:1 at year-end to 1.45:1 at June 28, 1997. The consolidated long-term debt to equity ratio has decreased from 0.85:1 at December 28, 1996 to 0.80:1 at June 28, 1997, primarily due to increased equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $5.5 million due to reinvested earnings of $6.6 million, proceeds from the sale of common stock of $0.7 million and offset by common stock purchases of $1.8 million.


                    II. OTHER INFORMATION



ITEM 4.   Exhibits and Reports on Form 8-K

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 15, 1997. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 15, 1997.

(b) At the annual meeting, Charles R. Bonson was elected as a retailer director. At the meeting of the Trustees, Robert E. Bartels was elected as a non-retailer non-management director and Robert D. Ranus as a management director. All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Lloyd E. Coppersmith, Gary N. Gundlach, George C. Kaiser, Gerald F. Lestina, Patrick D. McAdams, Henry Karbiner Jr. and Brenton
          H. Rupple.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

(b)       Reports on Form 8-K -- There were no reports on
          Form 8-K filed for the thirteen weeks ended June
          28, 1997.




                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              ROUNDY'S, INC.
                                       ----------------------------
                                              (Registrant)





Date:     August 12, 1997              ROBERT D. RANUS
          ---------------              ----------------------------
                                       Robert D. Ranus
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)