Form 10-Q
period 1997-09-27
ROUNDYS INC
filed 1997-11-05
CIK 314423

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 1997

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



          Class                      Outstanding at September 27, 1997

Common Stock, $1.25 par value

Class A (Voting)                        13,000 Shares

Class B (Non-voting)                  1,136,593 Shares






                         ROUNDY'S, INC.

                              INDEX


                                                                Page No.
PART I.   Financial Information:

          Consolidated Balance Sheets -
               September 27, 1997 and December 28, 1996                 3

          Statements of Consolidated Earnings -
               Thirteen Weeks and Thirty-nine Weeks Ended
               September 27, 1997 and September 28, 1996                4

          Statements of Consolidated Cash Flows -
               Thirty-nine Weeks Ended September 27, 1997
               and September 28, 1996                                   5

          Notes to Consolidated Financial Statements                    6

          Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               7

PART II.  Other Information                                             9

SIGNATURES                                                              10
                    PART I.  FINANCIAL INFORMATION

                 ROUNDY'S, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 27, 1997 and December 28, 1996

                                          September 27, 1997  December 28, 1996
                                              (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $      62,272,000  $     40,342,300
  Notes and accounts receivable, less
    allowance for losses, $4,823,800
    and $6,859,500, respectively.........        89,616,800        98,593,300
  Merchandise inventories................       160,769,200       155,562,300
  Prepaid expenses.......................         2,735,500         2,741,000
  Refundable and future income tax
    benefits.............................         7,817,400         7,817,400
                                               -------------     -------------
      Total Current Assets...............       323,210,900       305,056,300
                                               -------------     -------------

OTHER ASSETS:
  Notes receivable, less allowance
    for losses of $5,576,000.............        11,513,700        12,386,600
  Goodwill and other assets..............        15,209,700        12,100,600
  Other real estate......................         6,013,300         4,439,700
  Deferred income tax benefit............         1,922,000         1,922,000
                                               -------------     -------------
    Total Other Assets...................        34,658,700        30,848,900
                                               -------------     -------------
PROPERTY AND EQUIPMENT - Net.............        99,537,100        98,735,800
                                               -------------     -------------
                                               $457,406,700      $434,641,000
                                               =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt...      $ 10,154,100      $ 10,225,800
  Accounts payable.......................       163,540,200       159,038,100
  Accrued expenses.......................        50,914,000        44,358,400
  Income taxes...........................         5,301,300           936,100
                                               -------------     -------------
    Total Current Liabilities............       229,909,600       214,558,400

LONG-TERM DEBT, LESS CURRENT MATURITIES..        92,397,900        93,614,600
OTHER LIABILITIES........................        16,613,400        16,522,700
                                               -------------     -------------
    Total Liabilities....................       338,920,900       324,695,700
                                               -------------     -------------

REDEEMABLE CLASS B COMMON STOCK..........         6,236,100         6,217,100
                                               -------------     -------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A).....................            16,200            16,300
    Non-Voting (Class B).................         1,354,700         1,325,200
                                               -------------     -------------
      Total Common Stock.................         1,370,900         1,341,500

 Amount related to recording minimum
  pension liability......................          (232,800)         (232,800)
 Patronage dividends payable in common
  stock..................................                           3,779,000
 Additional paid-in capital..............        28,867,100        24,920,600
 Reinvested earnings.....................        83,375,700        75,051,100
                                               -------------     -------------
      Total..............................       113,380,900       104,859,400
 Less Treasury Stock, at cost............         1,131,200         1,131,200
                                               -------------     -------------
     Total Stockholders' Equity.........        112,249,700       103,728,200
                                               -------------     -------------
                                               $457,406,700      $434,641,000
                                               =============     =============
See Notes to Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 27, 1997 AND September 28, 1996

                                   (UNAUDITED)
                                    Thirteen Weeks Ended                                    Thirty-Nine Weeks Ended
                               September 27, 1997     September 28, 1996          September 27, 1997     September 28, 1996
REVENUES:
Net sales and service fees....   $629,712,300            $645,106,900               $1,881,349,200         $1,898,315,700
Other - net...................        881,000               1,488,700                    2,614,500              3,371,000
                                 -------------           -------------              ---------------        ---------------
                                  630,593,300             646,595,600                1,883,963,700          1,901,686,700
                                 -------------           -------------              ---------------        ---------------
COSTS AND EXPENSES:
Cost of sales.................    569,349,400             582,610,500                1,700,059,800          1,717,974,700
Operating and administrative..     53,327,100              55,416,100                  160,852,500            164,134,900
Interest......................      2,012,600               2,354,800                    6,042,100              6,297,200
                                 -------------           -------------              ---------------        ---------------
                                  624,689,100             640,381,400                1,866,954,400          1,888,406,800
                                 -------------           -------------              ---------------        ---------------

EARNINGS BEFORE INCOME TAXES..      5,904,200               6,214,200                   17,009,300             13,279,900
PROVISION FOR INCOME TAXES....      2,406,000               2,532,300                    6,931,300              5,411,600
                                 -------------           -------------              ---------------        ---------------

NET EARNINGS..................   $  3,498,200            $  3,681,900               $   10,078,000         $    7,868,300
                                 =============           =============              ===============        ===============

See Notes to Consolidated Financial Statements.

                    ROUNDY'S, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                              (UNAUDITED)
                                                 Thirty-Nine Weeks Ended
                                          September 27, 1997 September 28, 1996
Cash Flows From Operating Activities:
  Net earnings..........................   $    10,078,000     $    7,868,300
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization.........        12,733,800         11,790,400
  Allowance for losses..................         1,601,800          2,818,000
  Loss (gain) on sale of assets.........           369,200           (741,500)
(Increase) Decrease in Operating Assets
  Net of Effects of Business Acquisition:
  Accounts receivable...................         7,449,400         (4,161,500)
  Merchandise inventories...............        (3,297,900)        (5,411,800)
  Prepaid expenses......................            58,800          2,284,000
  Other real estate.....................        (1,573,600)           313,100
  Goodwill and other assets.............           (47,300)          (403,000)
Increase(Decrease)in Operating Liabilities
  Net of Effects of Business Acquisition:
  Accounts payable......................         4,502,100         (4,354,300)
  Accrued expenses......................         6,552,200          7,802,100
  Income taxes..........................         4,365,200          1,173,000
  Other liabilities.....................            90,700           (501,800)
Net cash flows provided by operating       -----------------  ----------------
 activities.............................        42,882,400         18,475,000
                                           -----------------    --------------
Cash Flows from Investing Activities:
  Capital Expenditures..................       (12,405,300)       (35,717,600)
  Proceeds from sale of property and
    equipment...........................         1,291,300          2,221,400
  Payment for business acquisition net of
    cash acquired.......................        (7,885,700)       (13,905,800)
  Decrease in notes receivable..........           872,900          3,483,800
Net cash flows used in investing           -----------------    --------------
  activities............................       (18,126,800)       (43,918,200)
                                           -----------------    --------------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings....                           32,000,000
  Principal payments of long-term debt..        (1,216,700)        (1,290,100)
  (Decrease) increase in current
    maturities of long-term debt........           (71,700)            35,400
  Proceeds from sale of common stock....           814,100            689,000
  Common stock purchased................        (2,351,600)        (3,126,000)
Net cash flows (used in) provided by       -----------------    --------------
  financing activities..................        (2,825,900)        28,308,300
Net Increase (Decrease) in Cash and
  Cash Equivalents......................        21,929,700          2,865,100
Cash and Cash Equivalents,
  Beginning of Period...................        40,342,300         26,382,000
                                           ----------------     --------------
Cash and Cash Equivalents, End of Period   $    62,272,000     $   29,247,100
                                           ================     ==============
Cash paid during the period: - Interest    $     4,769,700     $    5,120,300
                            - Income Taxes       2,679,000          4,347,900
See Notes to Consolidated Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   In the opinion of the Company, the accompanying   consolidated
     financial statements contain all adjustments (consisting   only of
     normal recurring accruals) necessary to present fairly the financial position as of September 27, 1997 and December 28, 1996, and the results of operations for the thirteen and thirty-nine weeks ended September 27, 1997 and September 28, 1996 and changes in cash flows for the thirty-nine weeks ended September 27, 1997 and September 28, 1996.

2) The results of operations for the thirteen and thirty- nine weeks ended September 27,1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of September 27, 1997 and December 28, 1996, 66,130 and 65,929 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During the six months ended June 29, 1996, the Company concluded its consolidation of Cardinal Foods into the Lima Division. The net cost of this consolidation was $2.1 million.

6) Effective September 15, 1997, the Company purchased a grocery retailer for approximately $7.9 million in cash. The acquisition has been accounted for as a purchase and the results of operation have been included in the consolidated financial statements since the date of acquisition.

7) In June 1997, the Financial Accounting Standards Board issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information. " These statements will become effective in 1998. The Company is currently evaluating the impact of adopting these new pronouncements.

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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                              Comparison of
                       13 Weeks Ended September 27, 39 Weeks Ended September 27, 1997 and September 28, 1996 1997 and September 28, 1996
                            Increase/<Decrease>           Increase/<Decrease>

Net sales and service fees    $(15,394,600)  (2.4)%       $(16,966,500)   (0.9)%
Cost of sales                  (13,261,100)  (2.3)%        (17,914,900)   (1.0)%
Operating and admin. expenses   (2,089,000)  (3.8)%         (3,282,400)   (2.0)%
Interest expense                  (342,200) (14.5)%           (255,100)   (4.1)%
Earnings before income taxes      (310,000)  (5.0)%          3,729,400    28.1 %

Net sales and service fees decreased approximately $15.4 million during the third quarter of 1997 as compared to the third quarterof 1996. The loss of wholesale customers resulted in a decrease ofapproximately $10.1 million. The closing or sale of ten Company-owned stores resulted in a decrease of approximately $9.7 million. New Company-owned stores resulted in an increase of approximately $4.7 million. Sales by existing Company-owned stores decreased $2.2 million. Sales to new and existing wholesale customers increased $1.9 million.

Net sales and service fees decreased approximately $17.0 million during the first three quarters of 1997 as compared to the first three quarters of 1996. The loss of wholesale customers resulted in a decrease of approximately $41.0 million. The closing or sale of twelve Company-owned stores resulted in a decrease of approximately $25.7 million. New Company-owned stores resulted in an increase of approximately $36.1 million. Sales by existing Company-owned stores decreased $0.6 million. Sales to new and existing wholesale customers increased $14.2 million.

Cost of sales approximated 90.4% and 90.3% of net sales and service fees for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively. Year-to-date cost of sales approximated 90.4% and 90.5% of net sales and service fees for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively.

Operating and administrative expenses approximated 8.5% and 8.6% of net sales and service fees for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively. Year-to-date operating and administrative expenses approximated 8.6% and 8.7% of net sales and service fees for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively. The decreases are primarily due to the costs associated with the consolidation of Cardinal Foods into the Lima Division incurred during the first and second quarters of 1996 (See Note 5).




Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended September 27, 1997 as compared to the quarter ended September 28, 1996.

No patronage dividends have been accrued as of September 27, 1997. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in a 10 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1997 and 1996.

Liquidity and Capital Resources

The Company's current ratio decreased slightly from 1.42:1 at year-end to 1.41:1 at September 27, 1997. The consolidated long-term debt to equity ratio has decreased from 0.85:1 at December 28, 1996 to 0.78:1 at September 27, 1997, primarily due to increased equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $8.5 million due to reinvested earnings of $10.1 million and proceeds from the sale of common stock of $0.8 million offset by common stock purchases of $2.4 million.

                           II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended September 27, 1997.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                             ------------------------------
                                                 (Registrant)





Date:     November 5, 1997                   ROBERT D. RANUS
                                             -----------------------------
                                             Robert D. Ranus
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)