Form 10-K405
period 1998-01-03
ROUNDYS INC
filed 1998-04-03
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 1998
                          ---------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to_______________
Commission file number:  33-57505
                         --------

                           Roundy's, Inc.
                           --------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
       ---------                                ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
     Pewaukee, Wisconsin                          53072
    -----------------------------------      ---------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (414) 547-7999

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1998, 12,400 shares of Class A (voting) Common Stock and 1,159,144 shares of Class B (non-voting) Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on March 30, 1998 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                               Form 10-K Reference
          ----------                              -------------------
          Annual Report to Stockholders           Part II, Items 6, 7, 8
          for the year ended January 3, 1998

                           PART I

The discussions in this Annual Report on Form 10-K and in the Company's 1997 Annual Report to stockholders incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements.
In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "indicate,"
"may be," "objective," "plan," "predict," "should," and
"will" are intended to identify forward-looking statements.
Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted.
Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed herein (see "Cautionary Factors" at the end of Item 1, below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

ITEM 1.   Business.
          ---------

                           GENERAL
                           --------

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas,
Pennsylvania, Tennessee and West Virginia. The Company also owns and operates 13 retail warehouse food stores under the name "Pick 'n Save" or "Park & Save," one limited assortment food store under the name "Mor For Less" and 7 conventional food stores under the names "Ron & Lloyd's", "Park & Shop",
"Price Less" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 842 retail grocery stores.

In addition to the distribution and sale of food and nonfood products, the Company provides specialized support services for retail grocers, including promotional merchandising and advertising programs, accounting and inventory control, store development and financing and assistance with other aspects of store management. The Company maintains a staff of trained retail counselors who advise and assist individual owners and managers with store operations. Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business Corporation Law. The Company's executive offices are located at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is (414) 547-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries. Roundy's operates on a 52 or 53 week fiscal year ending on the Saturday closest to January 1. In this report, unless the context indicates otherwise, the terms "1997" and "fiscal 1997" refer to the 53-week fiscal year ended January 3, 1998; the terms "1996" and "fiscal 1996" refer to the 52-week fiscal year ended December 28, 1996; and the terms "1995" and "fiscal 1995" refer to the 52-week fiscal year ended December 30, 1995.

                 OPERATION AS A COOPERATIVE
                 --------------------------

Roundy's has historically operated its food wholesale business on a cooperative basis, and therefore determined its Federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis.
Substantially all of Roundy's outstanding Class A (Voting) Common Stock is owned by the owners ("stockholder-customers") of 126 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 71% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the sales of Roundy's to such stockholder-customers. Roundy's is obligated by Article 5 of its By-Laws, as amended, to pay a patronage dividend to its stockholders-customers out of and based upon the net earnings from business done by Roundy's with such stockholder-customers in any fiscal year in an amount which would reduce the net income of the Company to such amount as will result in an increase of 10% in the book value of outstanding Roundy's stock as of the close of such fiscal year (calculated after the payment of patronage dividends). In February 1998, the Board of Directors adopted a resolution amending the By-Laws to change the required increase in net book value per share from 10% to 8%, beginning in fiscal 1998. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for fiscal 1997, 1996 and 1995 were payable 30% in cash and 70% in Class B Common. Under Subchapter T of the Internal Revenue Code, patronage dividends are deducted by Roundy's in determining taxable income, and are generally taxable to the stockholder-customers (including the value of the Class B Common), for Federal income tax purposes.

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

The subsidiaries of Roundy's do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 716 retail stores. They do not receive patronage dividends. In addition, approximately 29% of the outstanding combined Class A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common.

                 WHOLESALE FOOD DISTRIBUTION
                 ---------------------------

The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply.
No source of supply accounted for more than 8% of the Company's purchases in fiscal 1997.

The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $179,032,000, $175,459,000 and $166,045,000 of the Company's
sales during fiscal 1997, 1996 and 1995, respectively.

As described above, Roundy's, exclusive of its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 37% of the Company's consolidated net sales and service fees for each of fiscal 1997, 1996 and 1995. At January 3, 1998, Roundy's had 68 stockholder-customers actively engaged in the retail grocery business, operating a total of 126 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 4 of the 126 retail grocery stores are located (4 are in Illinois). At January 3, 1998 the Company (including its subsidiaries) had 716 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 52%, 52% and 54% of the Company's consolidated net sales and service fees for fiscal 1997, 1996 and 1995, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In an 11 state area the Company serviced 126 retail grocery stores operated by its stockholder-customers, 716 retail stores operated by non-stockholders and 21, Company-owned and operated retail stores during fiscal 1997. Of the Company's consolidated net sales and service fees for this period, $640,614,200 or 24.5% were attributable to five customers, with one customer accounting for $271,689,800 or 10.4% of such sales. Approximately 79% or 683 retail stores purchased less than $3,000,000 each from the Company in fiscal 1997. 113 customers owned more than one retail food store, with one customer owning 16 retail food stores.

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

Loans outstanding as of January 3, 1998 are as follows:

                                    Outstanding
                 Number              Balance     Range of   Range of
                   of    Original     as of      Interest   Maturity
                 Loans    Amount    Jan. 3,1998  Rates      Dates
                 -----   --------   -----------  -------    ---------
Inventory,
Equipment
Loans          124      $34,772,600 $24,427,000 Variable(1) 1998-2011
________________

     (1)  Variable rates based on the Company's cost of borrowing.

The Company has guaranteed customer bank loans and customer leases amounting to $480,000 and $756,900, respectively at January 3, 1998.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1998 to 2018. Aggregate lease rentals received under this program were $21,249,900, $21,628,300 and $22,045,500 in fiscal 1997,
1996 and 1995, respectively.


Marketing and Distribution of Products
--------------------------------------

The Company generally distributes its various product lines by a fleet of 320 tractor cabs and 650 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience
---------------------------------------

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing House ("ACH") system. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than .24% of sales. In 1997, 1996 and 1995, the Company's bad debt expense was $2,389,100, $5,302,600 and $5,871,500, respectively.

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

                     RETAIL FOOD STORES
                     ------------------

The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 73,000 square feet per store. The high value, limited assortment retail store, designated as "Mor For Less," is 24,000 square feet and emphasizes low cost, high value lines to the customer. Conventional retail stores operated under the names "Ron & Lloyd's," "Park & Shop," "Price Less" or "Buy Low Foods", generally emphasize full service to the customer at competitive prices. These stores range from 9,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:

     Type of Store                1997           1996          1995
     --------------               ----           ----          ----
High Value-Limited Assort-
ment and High Volume-Limited
Service Stores (Warehouse
food stores).....................  14              16            15
Conventional Retail Stores.......   7              11             7

Sales of Company-operated stores during the three most recent fiscal years were $291,613,000, $275,761,000 and
$226,513,000 for fiscal 1997, 1996 and 1995, respectively.
The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES
                          ---------

At January 3, 1998, the Company had employed full-time 1,128 executive, administrative and clerical employees, 1,267 warehouse and processing employees and drivers and 768 retail employees and had employed 1,908 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1998 through 2001. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 49% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 1997.

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

                     CAUTIONARY FACTORS
                     ------------------

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

Wholesale activities are conducted by the Company from the following warehouses:

                                                        Approximate
                                                        Warehouse
Location                 Products Distributed           Square Footage
--------------------     ---------------------          --------------

Wauwatosa, Wisconsin     All product lines,             745,000 (O)
(Two facilities)         except nonfood products        192,000 (L)

Mazomanie, Wisconsin     Dry groceries and              225,000 (L)
                         nonfood products

Westville, Indiana       All product lines,             557,000 (O)
                         except nonfood products

Lima, Ohio               All product lines,             515,000 (O)
(Two facilities)         except produce and             94,000  (L)
                         nonfood products

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

Subsequent Event
----------------

In the early morning hours of February 27, 1998, the Company experienced a fire at its Evansville, Indiana warehouse. Because of high winds, the fire completely destroyed that frozen food facility, including both the building and all of the inventory contained therein. There were no injuries and the employees working at the time of the fire were able to save all the tractors and trailers on the premises. Shortly after the fire was put out, the Company began working on transferring the business to the Lima, Ohio and South Bend, Indiana warehouses. The first priority was to put the customers back in service with respect to their frozen food needs. The second priority will be the planning for the replacement of the frozen food warehouse. The Company cannot reasonably estimate, at this time, the total loss experienced or the exact amount to be recovered under its insurance policies. Preliminary indications are that such amounts may be significant. However, it is believed that total losses will not exceed the Company's insurance coverage limits, which include both business interruption and property loss coverage.

Transportation
--------------

The Company's transportation fleet for distribution operations as of January 3, 1998 consisted of 320 tractor cabs, 650 trailers and 10 straight delivery trucks. In addition, the Company owns 45 automobiles. Approximately
98% of the fleet is owned by the Company and the balance is leased.

Computers
---------

The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The computer systems are adequate for the Company's operations.

ITEM 3.  Legal Proceedings.
         ------------------

The Company is involved in various litigation matters arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         ------------------------------------------------------

The transfer of shares of Roundy's Class A Common and Roundy's Class B Common is substantially restricted and there is no established public trading market for Roundy's stock. As of January 3, 1998, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 68 holders of such Certificates on January 3, 1998. On January 3, 1998 an aggregate of 207 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and
Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
         ------------------------

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended January 3, 1998 (the
"Annual Report") under the caption "Selected Financial
Data."

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ------------------------------------------------------------
None.

                          PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         ----------------------------------------------------

The Directors and Executive Officers of Roundy's are as follows:

                                   Position(s) Held with Roundy's
      Name               Age       and Business Experience
------------------      -----     ---------------------------------

Gerald F. Lestina        55       President and Chief Executive Officer
                                  since 1995; President and Chief Operating
                                  Officer 1993-1995; Vice President of
                                  Wisconsin Region 1992-1993; President of
                                  Milwaukee Division 1986-1993; Director
                                  since 1991 (term expires 1999)

Roger W. Alswager        49       Vice President of Real Estate since 1989

Londell J. Behm          47       Vice President of Advertising since 1987

Ralph D. Beketic         51       Vice President-Wholesale since 1996;
                                  Vice President-Wisconsin Region 1996;
                                  President of Milwaukee Division since
                                  1993; Vice President of Sales-Milwaukee
                                  Division 1991-1993

David C. Busch           49       Vice President of Administration since
                                  1993; Vice President of Human Resources
                                  1990-1993

Edward G. Kitz           44       Vice President, Secretary & Treasurer
                                  since 1995; Vice President & Treasurer
                                  1989-1994

Charles H.               55       Vice President of Logistics and Planning
Kosmaler, Jr.                     since 1993; Vice President of Adminis-
                                  trative Efficiencies 1992-1993

Debra A. Lawson          42       Vice President of Human Resources since
                                  1997; Vice President Administration-
                                  Milwaukee Division 1994-1996; Director of
                                  Consumer Affairs, Training and Development
                                  1991-1993

John E. Paterson         50       Vice President-Distribution since 1997;
                                  Vice President of Operations-Milwaukee
                                  Division 1993-1996; Vice President of
                                  Distribution for Quincy, Florida Division of SUPERVALU INC. 1991-1993

Robert D. Ranus          57       Vice President and Chief Financial Officer
                                  since 1987; Director since 1987 (term
                                  expires 2000)

Michael J. Schmitt       49       Vice President-Sales and Development since
                                  1995; Vice President, Northern Region
                                  1992-1995

Marion H. Sullivan       51       Vice President of Marketing since 1989

Robert E. Bartels        60       Director since 1994 (term expires 2000);
                                  President and Chief Executive Officer of
                                  Martin's Super Markets, Inc., South Bend,
                                  Indiana

Charles R. Bonson        51       Director since 1994 (term expires 2000);
                                  President of Bonson's Foods, Inc., Eagle
                                  River, Wisconsin

Gary N. Gundlach         54       Director since 1990 (term expires 1999);
                                  Owner of Pick 'n Save retail grocery
                                  stores in Columbus, DeForest, McFarland,
                                  Stoughton and Sun Prairie, Wisconsin

George C. Kaiser         65       Director since 1986 (term expires 1998);
                                  Chairman and Chief Executive Officer,
                                  Hanger Tight Company since 1988; Chief
                                  Executive Officer, George C. Kaiser and
                                  Co. since 1988; Director of The Baird
                                  Funds, Inc. since 1992

Patrick D. McAdams       48       Director since 1995 (term expires 1998);
                                  General Manager and Treasurer of McAdams,
                                  Inc., Oconomowoc, Wisconsin

George E. Prescott       50       Director since 1997 (term expires 1998);
                                  President and Chief Executive Officer of
                                  Prescott's Supermarkets, Inc., West Bend,
                                  Wisconsin

Brenton H. Rupple        73       Director since 1993 (term expires 1999);
                                  Retired Chairman of Robert W. Baird & Co.,
                                  Milwaukee, Wisconsin

Gary R. Sarner           51       Director since 1997 (term expires 1998);
                                  Chairman, Total Logistic Control, LLC
                                  since 1996; President and Chief Operating
                                  Officer, Christiana Companies, Inc. 1992-
                                  1997

Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the ten current members of the Board of Directors, two are currently Executive
Officers of Roundy's (Messrs. Lestina and Ranus) and four are "Retailer Directors" (Messrs. Bonson, Gundlach, McAdams and Prescott). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; however, the Roundy's, Inc. Voting Trust provides that in every third year, Voting Trust Certificate
Holders will choose two Retailer Directors. Therefore, at any time there should be four Retailer Directors serving.

ITEM 11. Executive Compensation.
         -----------------------

The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named
Executive Officers").

                 SUMMARY COMPENSATION TABLE


                      Annual Compensation            Long-Term
                                           Other     Compensation
                                           Annual    Securities     All Other
Name and                                   Compen-   Underlying     Compen-
Principal                 Salary           sation    (A)Options      sation
Position            Year   (1)    Bonus    (2)       (B)SARs           (3)
-----------------------------------------------------------------------------
                                                  (A)   (B)
Gerald F. Lestina   1997  371,058 $105,120   -     -     -          $9,994
President and Chief 1996  338,000   95,316   -     -     -           8,645
Executive Officer   1995  304,231   93,600   -   6,000   -           8,138

Robert D. Ranus     1997  221,077   62,496   -     -     -          11,409
Vice President and  1996  213,000   60,066   -     -     -           9,812
Chief Financial     1995  207,000   59,616   -     -     -           9,659
Officer

Ralph D. Beketic    1997  177,981   50,400   -     -     -           5,562
Vice President-     1996  137,096   38,775   -     -     -           1,937
Wholesale           1995  120,000   35,280   -   1,500  500          1,797

Marion H. Sullivan  1997  167,981   47,520   -     -     -           8,910
Vice President of   1996  146,000   41,172   -     -     -           7,211
Marketing           1995  135,846   40,320   -     -    500          7,105

Michael J. Schmitt  1997  157,596   44,640   -     -     -           8,580
Vice President of   1996  138,174   39,010   -     -     -           7,093
Sales & Development 1995  125,846   37,440   -     -     -           7,068

(1) Includes amounts (if any) deferred pursuant to Roundy's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column for 1997, 1996, and 1995, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 1997 - Mr. Lestina: $6,819 and
     $3,175.  Mr. Ranus:  $7,861 and $3,547.  Mr. Beketic:
     $2,670 and $2,891.  Mr. Sullivan:  $6,019 and $2,891.
     Mr. Schmitt:  $6,061 and $2,518. For 1996 - Mr.
     Lestina:  $6,270 and $2,375.  Mr. Ranus:  $7,732 and
     $2,080.  Mr. Beketic:  $666 and $1,271.  Mr. Sullivan:
     $5,851 and $1,360.  Mr. Schmitt:  $5,911 and $1,182.
     For 1995 - Mr.
     Lestina:  $5,828 and $2,310.  Mr. Ranus:  $7,589 and
     $2,070.  Mr. Beketic:  $597 and $1,200.  Mr. Sullivan:
     $5,747 and $1,358.  Mr. Schmitt:  $5,810 and $1,258.


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

The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $2,000,000. There were no employee guarantees outstanding as of January 3, 1998.

Roundy's has Deferred Compensation Agreements with certain executive officers, including Messrs. Lestina, Ranus, Beketic, Sullivan and Schmitt. The Deferred Compensation Agreements provide generally that the Company will pay to the employee a "deferred compensation amount," if at any time within three years after the occurrence of a "change in control" of the Company, the employee's employment is terminated by the Company, other than for "good cause." If the termination date occurs within two years after the date on which a "change in control" occurs, the "deferred compensation amount" will be equal to the "monthly benefit amount" times twenty-four. If the termination date occurs more than two years, but not more than three years, after the date on which a "change of control" occurs, the "deferred compensation amount" will be equal to the "monthly benefit amount" times twenty four minus the number of calendar months between the date two years after the date on which a "change of control" occurs and the termination date. The "monthly benefit amount" is equal to 1/12 of the employee's annual base salary. The number by which the "monthly benefit amount" is multiplied to determine the "deferred compensation amount" is defined as the "monthly multiplier." If the employee becomes entitled to the payment of a "deferred compensation amount" the Company will continue to provide to the employee those health and life insurance benefits to which the employee was entitled as of the termination date for that number of months following the termination date which is equal to the "monthly multiplier."

The Company established a Deferred Compensation Plan, applicable to the Officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Director approves an amount in excess of that limit. For 1997, the Board of Directors approved an annual deferral of $121,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten-year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment (for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina pro rata over the non-compete period, an "applicable benefit." The "applicable benefit" shall mean the
"monthly benefit amount" times twelve (12). The "monthly benefit amount" means the sum of: (i) 1/12 of the amount of Mr. Lestina's current salary; (ii) 1/12 of the amount of Mr. Lestina's bonus paid or payable; and the fair value of any health and/or life insurance benefits, on a monthly basis, to which Mr. Lestina is entitled. If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, Mr. Lestina attains age 65.
For a period of one year following the termination of employment of Mr. Lestina, which occurs under circumstances giving rise to Roundy's obligation to pay the severance benefit under this agreement, Mr. Lestina agrees not to compete with Roundy's in the states of Wisconsin, Michigan, Illinois, Indiana and Ohio, plus to the extent not included in those states, the area encompassed within a radius of 400 miles of any warehouse or distribution facility operated by Roundy's, or any affiliate of Roundy's, as of the termination date.

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


Option/SAR Grants
-----------------

None of the Named Executive Officers were granted stock options or SARs during fiscal 1997.

Option/SAR Exercises
--------------------

The following table provides information on the Named
Executive Officers' option and SAR exercises in 1997 and the value of unexercised options at January 3, 1998.

           Aggregated Option/SAR Exercises in 1997
               and 1997 Year-End Option Values
          ------------------------------------------




                                        Number of
                                        Unexercised    Value ($) of
                  Shares                (A)Options     Unexercised In-The-
                  Acquired              (B)SARS        Money (A)Options
                  on Exercise           at 01/03/98    (B)SARs at 01/03/98
                  (A)Options  Value ($) Exercisable/   Exercisable/
    Name          (B)SARS     Realized  Unexercisable  Unexercisable
----------------- ----------  --------  -------------- -------------------
Gerald F. Lestina (A)   -         -      17,500/-      $688,950/-
                  (B)   -         -             -               -

Robert D. Ranus   (A)   -         -      10,500/-       488,000/-
                  (B)   -         -             -               -

Ralph D. Beketic  (A)   -         -       1,850/150      56,385/ 6,840
                  (B)   -         -       1,450/550      52,985/22,540

Marion H. Sullivan(A)   -         -       1,150/350      56,960/17,090
                  (B)   -         -       1,950/550      82,210/24,940

Michael J. Schmitt(A)   -         -       2,350/1,150   104,060/48,490
                  (B)   -         -       1,150/350      56,960/17,090

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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on January 3, 1998, at the age of 65:

Average Annual
Compensation
During Last                   Annual Pension After Specified
Five Completed                   Years of Credited
Service          ----------------------------------------------------
Calendar Years   15 Years   20 Years   25 Years   30 Years   35 Years
--------------  -----------------------------------------------------
$100,000         $30,000   $40,000    $50,000     $55,000   $60,000
 125,000          37,500    50,000     62,500      68,800    75,000
 150,000          44,300    59,000     73,800      81,200    88,500
 175,000          45,600    60,800     76,000      83,000    91,200
 200,000          48,400    64,800     81,300      90,000    98,200
 225,000          52,900    71,400     89,900     100,500   109,700
 250,000          57,400    78,000     98,500     111,000   121,300
 300,000          60,400    82,300    104,200     117,900   125,000
 400,000          60,400    82,300    104,200     117,900   125,000
 450,000          60,400    82,300    104,200     121,800   125,000
 500,000          60,400    82,300    104,200     125,000   125,000

All of the Named Executive Officers are covered by the
Roundy's, Inc. Retirement Plan.  Their average annual
compensation would be the combined amount listed under
Salary and Bonus shown in the Summary Compensation Table.
The estimated credited years of service for each of the
Named Executive Officers is as follows:  Mr. Lestina:  28
years, Mr. Ranus:  11 years, Mr. Beketic:  7 years, Mr.
Sullivan:  10 years, and Mr. Schmitt:  20 years.

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1997; outside Directors each received $15,000, prorated on an annual basis, plus $500 per Board of Directors meeting plus $500 per committee meeting not held the same day as a Board of Directors meeting for their services during 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On
March 30, 1998, 12,400 shares of Class A Common and
1,159,144 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time of the organization of Roundy's. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. On March 30, 1998, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Director each year), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Victor C. Burnstad, Robert S. Gold, Edward G. Kitz, Gerald F. Lestina, Robert R. Spitzer and David A. Ulrich. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Burnstad is President and Stockholder of Burnstad Bros., Inc., a stockholder-customer of Roundy's. Mr. Gold is President and Stockholder of B. & H. Gold Corporation, a stockholder-customer of Roundy's. Mr. Ulrich is President and Stockholder of Mega Marts, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees. There is currently one trustee position vacant.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one
Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

The following table sets forth the beneficial ownership of
equity securities of Roundy's as of March 30, 1998, by (i)
each director; (ii) each Named Executive Officer; (iii) all directors and executive officers as a group; and (iv) each person who is known to the Company to be the beneficial owner of 5% or more of either of the outstanding classes shown.
Except as set forth in the table below, no other person
(or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Class A Common Stock or Roundy's Class B Common Stock. Except for McAdams, Inc., Mega Marts, Inc., Woodmans's Food Market, Inc. and Ultra Mart, Inc. (see
below), no other person owns of record or is known by
Roundy's to own beneficially more than 5% of the Voting
Trust Certificates issued by the Trustees of the Roundy's
Voting Trust with respect to shares of Roundy's Class A
Common Stock deposited with the Trustees.
                               Beneficial Ownership (1)
                           --------------------------------
                           Class A Common     Class B Common
                           ---------------   -----------------
                          Number   Percent   Number   Percent
                            of    of Class     of    of Class
                          Shares     (2)     Shares     (2)
                          ----------------   ----------------
Woodman' Food Market,      700      5.65%    104,374   9.00%
Inc. (3)
McAdams, Inc. (4)          700      5.65%    73,818    6.37%
Mega Marts, Inc. (5)      1,600    12.90%    111,391   9.61%
Ultra Mart, Inc. (6)       700      5.65%     45,531   3.93%
Gerald F. Lestina (7)     -(8)     -(8)      20,606    1.75%
Robert D. Ranus (9)       -(8)     -(8)      14,875    1.27%
George C. Kaiser (10)     -(8)     -(8)      4,000     *
Brenton H. Rupple         -(8)     -(8)       300      *
Robert E. Bartels (11)    -(8)     -(8)      4,916     *
Gary R. Sarner            -(8)     -(8)       499      *
George E. Prescott (12)    600      4.84%    75,961    6.55%
Gary N,. Gundlach (13)     500      4.03%    24,717    2.13%
Charles R. Bonson (14)     100      *        20,154    1.74%
Patrick D. McAdams (4)     700      5.65%    73,818    6.37%
Ralph D. Beketic (15)     -(8)     -(8)      1,850     *
Marion H. Sullivan (16)   -(8)     -(8)      1,150     *
Michael J. Schmitt (17)   -(8)     -(8)      4,017     *
All Directors and         1,900    15.32%    257,029  21.44%
Executive Officers as a
Group (18)

(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2)  Asterisk (*) denotes less than 1%.
(3) Voting and investment power over the shares owned by Woodman's Food Market, Inc., whose address is 2919 North Lexington, Janesville, Wisconsin 53545, is solely held by its owner, Willard R. Woodman, Jr.
(4) Voting and investment power over the shares owned by McAdams, Inc., whose address is 36933 West Plank Road, Oconomowoc, Wisconsin 53066, is solely held by its owner, John A. McAdams. The shares shown for Patrick
     D. McAdams reflect all shares owned by McAdams, Inc. of which Patrick D. McAdams is General Manager and Treasurer.
(5) Voting and investment power over the shares owned by Mega Marts, Inc., whose address is 6312 South 27th Street, Oak Creek, Wisconsin 53154, is solely held by its owner, David A. Ulrich.
(6) Voting and investment power over the shares owned by Ultra Mart, Inc., whose address is W173 N9170 St. Francis Drive, Menomonee Falls, Wisconsin 53051, is solely held by its owner, Robert A. Farrell.
(7) Includes options for 17,500 shares that are exercisable within 60 days of March 30, 1998.
(8) The Class A Common may only be held by the owners ("stockholder-customers") of retail grocery stores serviced by Roundy's.
(9) Includes options for 10,500 shares that are exercisable within 60 days of March 30, 1998.
(10) Includes 1,500 shares owned by First Wisconsin Trust Company as Trustee of George Kaiser Profit Sharing Plan.
(11) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(12) Includes 600 shares of Class A Common Stock and 59,098 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 16,863 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 16,863 shares Mr. Prescott disclaims beneficial ownership.
(13) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(14) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(15) Includes options for 1,850 shares that are exercisable within 60 days of March 30, 1998.
(16) Includes options for 1,150 shares that are exercisable within 60 days of March 30, 1998.
(17) Includes options for 2,350 shares that are exercisable within 60 days of March 30, 1998.
(18) The group of directors and executive officers who control stockholder-customers and therefor may beneficially own Class A Common (see Note (4)) consists of four (4) persons: Messrs. Prescott, Gundlach, Bonson and McAdams. The group of directors and executive officers who own or may own Class B Common consists of nineteen (19) persons. The total shown for Class B Common for the group includes options for 39,616 shares that are exercisable within 60 days of March 30, 1998, but does not include options for an additional 5,384 shares that have been granted but are not exercisable within 60 days of March 30, 1998.

ITEM 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

Messrs. Bartels, Bonson, Gundlach, McAdams and Prescott, directors of Roundy's, and Messrs. Burnstad, Gold and Ulrich, Trustees of the Voting Trust, each own and/or operate retail food stores which purchase merchandise from the Company as a supplier in the ordinary course of business. Retail food stores owned by directors or Retailer Trustees purchase from the Company on the same basis and conditions as all other stockholder-customers of Roundy's. During the last three years, the aggregate amount of purchases from the Company for each of the foregoing were as follows:

                          1997           1996             1995
                          ----           ----             ----

Robert E. Bartels    $114,306,000   $ 96,608,000     $ 81,542,000
Charles R. Bonson       8,471,000      7,616,000        7,094,000
Victor C. Burnstad     19,320,000     19,053,000       18,262,000
Robert S. Gold         52,712,000     48,212,000       46,770,000
Gary N. Gundlach       47,514,000     45,680,000       39,253,000
Patrick D. McAdams     70,639,000     63,003,000       63,598,000
George E. Prescott     78,218,000     70,757,000       60,567,000
David A. Ulrich       271,690,000    242,679,000      219,310,000

Woodman's Food Market, Inc., owner of 9.23% of Roundy's
Class B Common Stock, had aggregate purchases from Roundy's of $51,395,000, $52,805,000 and $58,484,000 for 1997, 1996
and 1995, respectively.

Ultra Mart, Inc., owner of 5.56% of Roundy's Class A Common
Stock had aggregate purchases from Roundy's of $93,015,000, $90,722,000 and $81,399,000 for 1997, 1996 and 1995,
respectively. Ultra Mart, Inc. agreed to sublease land and buildings from the Company for a period of six to 16 years at seven store sites, for an aggregate annual rental of approximately $2,501,000.

Prescott Supermarkets, Inc. has agreed to sublease land and buildings from the Company for periods of two to 15 years at five store sites, for an aggregate annual rental of approximately $1,639,000.

Gary N. Gundlach has agreed to sublease land and buildings from the Company for periods of 11 to 17 years at four store sites, for an aggregate annual rental of approximately $926,000. In January, 1997, Gary N. Gundlach issued a promissory note to Roundy's, Inc. in the amount of $97,000. The amount outstanding as of February 28, 1998 was $33,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of 12 and 13 years at two store sites, for an aggregate annual rental of approximately $555,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of two to 17 years at twelve store sites and one additional storage site, for an aggregate annual rental of approximately $4,413,000.

B. & H. Gold Corporation, Gold's Market, Inc., and Gold's,
Inc. have agreed to sublease land and buildings from the Company for periods of eight to 21 years at three store sites, for an aggregate annual rental of approximately
$1,184,000.

Burnstad Bros., Inc. has agreed to sublease land and a building from the Company for a period of four years, for an annual rental of approximately $44,000. In November, 1997, Burnstad Bros., Inc. issued promissory notes to Roundy's, Inc. in the amount of $48,200. The amount outstanding as of February 28, 1998 was $48,200.

The Company has made payments in fiscal 1997 aggregating
$1,495,700 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.
         -----------------------------------------------------

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended January 3, 1998, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for each of the three years in the period ended January 3, 1998
     Consolidated Balance Sheets at January 3, 1998 and
          December 28, 1996
     Statements of Consolidated Stockholders' Equity for each of the three years in the period ended January 3, 1998
     Statements of Consolidated Cash Flows for each of the three years in the period ended January 3, 1998
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules as of January 3,
1998

                                                            Page
                                                            -----

          Independent Auditors' Report....................... 27

          Schedule VIII - Valuation and qualifying
                           accounts.......................... 28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended February 24, 1998.
      FILED HEREWITH.
3.3   Amendment of By-Law Section 5.01.  FILED HEREWITH.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-
      57505 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).

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

4.10 Note Agreement dated May 15, 1996 between Roundy's, Inc. and The Ohio National Life Insurance, Phoenix American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity Company of America, United of Omaha Life Insurance Company, John Alden Life Insurance Company, Oxford Life Insurance Company, The Security Mutual Life Insurance Company of Lincoln, Nebraska and Woodman Accident and Life Company, incorporated herein by reference to Exhibit 4.17 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.11 Credit Agreement dated December 13, 1996, between Roundy's, Inc. and PNC Bank, NA (as agent), incorporated herein by reference to Exhibit 4.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-57505.
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1986.
9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d) Amendment 1995-2 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Lestina, Ranus, Beketic, Sullivan and
      Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997.
10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1, 1998 of Directors and Officers Liability and Corporation Reimbursement Policy. FILED HEREWITH.
10.3 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.


10.4  Severance and Non-Competition Agreement between the
      Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended
      December 30, 1995, filed with the Commission on March
      28, 1996, Commission File No. 33-57505.
10.5  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26,
      1996.
13.   1997 Annual Report to Stockholders of Roundy's, Inc.
21.   Subsidiaries of Roundy's, Inc.
27.   Financial Data Schedule.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1997.



INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of January 3, 1998 and December 28, 1996, and for each of the three years in the period ended January 3, 1998 and have issued our report thereon dated February 20, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc. listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 20, 1998



                                                    SCHEDULE VIII

               ROUNDY'S, INC. AND SUBSIDIARIES

              VALUATION AND QUALIFYING ACCOUNTS
_______________________________________________________________________________________________


                                   COLUMN       COLUMN      COLUMN     COLUMN       COLUMN
                                     A            B           C          D            E
-----------------------------------------------------------------------------------------------
                                                    ADDITIONS
                                                 (1)         (2)
                                 Balance at     Charged     Charged                 Balance
                                 Beginning      to Costs    to Other  Deductions    at End
Description                     of Period      & Expenses   Accounts      (A)       of Period
---------------------------------------------------------------------------------------------
YEAR ENDED January 3, 1998:
   Allowance for Losses:
   Current receivables .........$6,314,700     $2,389,100             $3,055,100    $5,648,700
   Notes receivable, long-term.  5,576,000        -                      277,000     5,299,000

YEAR ENDED December 28, 1996:
   Allowance for Losses:
   Current receivables .......  $8,431,300     $4,367,600             $6,484,200    $6,314,700
   Notes receivable, long-term.  4,641,000        935,000                  -         5,576,000

YEAR ENDED December 30, 1995:
   Allowance for Losses:
   Current receivables .......  $11,000,400    $2,146,500             $4,715,600    $8,431,300
   Notes receivable, long-term.     916,000     3,725,000                 -          4,641,000

(A)  Amounts in Column D represent accounts written off less recoveries.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D. RANUS
-----------------------------          ----------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:


                                        PATRICK D. MCADAMS
--------------------                    --------------------
Robert E. Bartels                       Patrick D. McAdams
March 31, 1998                          March 31, 1998
(Director)                              (Director)


CHARLES R. BONSON                       GEORGE E. PRESCOTT
--------------------                   ---------------------
Charles R. Bonson                       George E. Prescott
March 31, 1998                          March 31, 1998
(Director)                              (Director)


GARY N. GUNDLACH                        ROBERT D. RANUS
-------------------                     ---------------------
Gary N. Gundlach                        Robert D. Ranus
March 31, 1998                          March 31, 1998
(Director)                              (Director)


GEORGE C. KAISER                        BRENTON H. RUPPLE
------------------                      ----------------------
George C. Kaiser                        Brenton H. Rupple
March 31, 1998                          March 31, 1998
(Director)                              (Director)


GERALD F. LESTINA                       GARY R. SARNER
------------------                      ----------------------
Gerald F. Lestina                       Gary R. Sarner
March 31, 1998                          March 31, 1998
(Director)                              (Director)



               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended January 3, 1998 is incorporated by reference in this report.

Registrant does not furnish proxy soliciting material to its securityholders.






INDEX TO EXHIBITS


Exhibit                  Description

3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2 (File No. 2-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended February 24, 1998.
      FILED HEREWITH.
3.3   Amendment of By-Law Section 5.0l.  FILED HEREWITH.
4.1 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-57505 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.2 Note Agreement dated December 15, 1991 (effective December 30, 1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March 26, 1992, Commission File No. 2-66296.
4.3 Note Agreement dated December 15, 1992 between Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio National Life Insurance Company, Provident Mutual Life Insurance Company of Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company, Woodmen Accident and Life Company and United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.4 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.5 Note Agreement dated December 22, 1993 (effective December 22, 1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life Mutual Insurance Company, Phoenix American Life Insurance Company, Washington National Insurance Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March 31, 1994, Commission File No. 2-66296.
4.6 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.7 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.8 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
4.9 First Amendment dated May 1, 1996 to Note Agreements dated December 15, 1991 and Note Agreements dated December 15, 1992 and Note Agreements dated December 22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.10 Note Agreement dated May 15, 1996 between Roundy's, Inc. and The Ohio National Life Insurance, Phoenix American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity Company of America, United of Omaha Life Insurance Company, John Alden Life Insurance Company, Oxford Life Insurance Company, The Security Mutual Life Insurance Company of Lincoln, Nebraska and Woodman Accident and Life Company, incorporated herein by reference to Exhibit 4.17 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.11 Credit Agreement dated December 13, 1996, between Roundy's, Inc. and PNC Bank, NA (as agent), incorporated herein by reference to Exhibit 4.11 at Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-57505.
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File No. 2-66296), dated April 29, 1986.
9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987. 9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995. 9(d) Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1 Deferred Compensation Agreement plan between the Registrant and certain executive officers including Messrs. Lestina, Ranus, Beketic, Sullivan and
      Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997.
10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      1998 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3 1991 Stock Incentive Plan, revised February 9, 1993, incorporated herein by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-K for the
      fiscal year ended January 2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
10.4 Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of Registrant's Annual Report on Form 10-K for the fiscal year ended
      December 30, 1995, filed with the Commission on March 28, 1996, Commission File No. 33-57505.
10.5 Roundy's, Inc. Deferred Compensation Plan, effective March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
13    1997 Annual Report to Stockholders of Roundy's, Inc.
      FILED HEREWITH.
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.
27    Financial Data Schedule.  FILED HEREWITH.