Form 10-Q
period 1998-04-04
ROUNDYS INC
filed 1998-05-13
CIK 314423

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 1998
                               -------------

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                       ------------------------------------

                              Roundy's, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
--------------------------------        -------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
----------------------------------------   -------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at April 4, 1998
-----------------------------        ----------------------------
Common Stock, $1.25 par value

Class A (Voting)                         12,400 Shares
Class B (Non-voting)                  1,158,760 Shares










                            ROUNDY'S, INC.

                                 INDEX



                                                            Page No.

PART I.        Financial Informtion:

               Consolidated Balance Sheets -                    3
                  April 4, 1998 and January 3, 1998

               Statements of Consolidated Earnings -            4
                  Thirteen Weeks Ended
                  April 4, 1998 and March 29, 1997

               Statements of Consolidated Cash Flows -          5
                  Thirteen Weeks Ended April 4, 1998
                  and March 29, 1997

               Notes to Consolidated Financial Statements       6

               Management's Discussion and Analysis of          7
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                9

SIGNATURES                                                     10

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    April 4, 1998 to January 3, 1998


                                      April 4, 1998       January 3, 1998
                                       (Unaudited)         (Audited)
                                      -------------     ------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents           $ 63,551,000      $ 52,366,900
  Notes and accounts receivable,less
  allowance for losses, $5,954,600
    and $5,648,700, respectively        94,040,800        86,998,500
  Merchandise inventories              155,062,800       150,898,000
  Prepaid expenses                       3,710,700         5,216,200
  Refundable and future income tax
  benefits                               6,227,800         6,227,800
                                      -------------     ------------------
      Total Current Assets             322,593,100       301,707,400
                                      -------------     ------------------
OTHER ASSETS:
  Notes receivable, less allowance for
  losses, $5,299,000 and $5,576,000     10,803,900        11,604,600
  Goodwill and other assets             13,061,500        13,696,700
  Other real estate                      4,087,000         7,152,500
  Deferred income tax benefit            2,848,000         2,848,000
                                       ------------      ----------------
    Total Other Assets                  30,800,400        35,301,800
PROPERTY AND EQUIPMENT - Net            98,011,600       103,300,600
                                     --------------     ----------------
                                      $451,405,100      $440,309,800
                                      ==============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
  debt                                $ 10,156,800      $ 10,156,800
  Accounts payable                     159,180,800       155,001,500
  Accrued expenses                      54,647,300        50,148,300
  Income taxes                           3,661,500         2,327,100
                                      -------------     --------------
    Total Current Liabilities          227,646,400       217,633,700

LONG-TERM DEBT, LESS CURRENT
MATURITIES                              82,251,000        83,457,800
OTHER LIABILITIES                       16,799,600        16,758,000
                                      -------------      -------------
    Total Liabilities                  326,697,000       317,849,500
                                      --------------     -------------

REDEEMABLE CLASS B COMMON STOCK          6,330,200         6,375,300
                                      --------------     -------------
STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                        15,500            15,800
    Non-Voting (Class B)                 1,389,200         1,346,600
                                       -------------     -------------
      Total Common Stock                 1,404,700         1,362,400

 Patronage dividends payable in common
  stock                                                    3,738,000
 Additional paid-in capital             32,270,000        28,588,300
 Reinvested earnings                    85,834,400        83,527,500
                                       ------------      -------------
      Total                            119,509,100       117,216,200
 Less Treasury Stock, at cost            1,131,200         1,131,200
                                      -------------      -------------
      Total Stockholders' Equity       118,377,900       116,085,000
                                      -------------     --------------
                                      $451,405,100      $440,309,800
                                      =============     ==============
See Notes to Consolidated Financial Statements.



                    ROUNDY'S, INC. AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED EARNINGS

                     FOR THE THIRTEEN WEEKS ENDED
                   April 4, 1998 AND March 29, 1997

                              (UNAUDITED)


                                      Thirteen Weeks Ended

                                 April 4, 1998         March 29, 1997
                                ---------------       ----------------
REVENUES:
Net sales and service fees       $612,427,400           $617,499,000
Other - net                         1,247,100              1,095,600
                                 -------------          -------------
                                  613,674,500            618,594,600
                                 -------------          -------------
COSTS AND EXPENSES:
Cost of sales                     553,478,200            557,341,800
Operating and  administrative      54,145,500             55,138,600
Interest                            1,841,700              2,016,800
                                 -------------          -------------
                                  609,465,400            614,497,200
                                 --------------         -------------
EARNINGS BEFORE INCOME TAXES        4,209,100              4,097,400

PROVISION FOR INCOME TAXES          1,715,200              1,669,700
                                 -------------          --------------
NET EARNINGS                     $  2,493,900           $  2,427,700
                                 =============          =============

            See Notes to Consolidated Financial Statements.
                    ROUNDY'S, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS
     FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997
                              (UNAUDITED)
                                                Thirteen Weeks Ended
                                          April 4, 1998       March 29, 1997
                                        ----------------     ---------------
Cash Flows From Operating Activities:
  Net earnings                            $  2,493,900        $  2,427,700
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization              4,889,400           4,211,200
  Allowance for losses                         461,300             706,600
  Gain on sale of assets                      (141,000)            (11,600)
(Increase) Decrease in Operating Assets:
  Accounts receivable                         (296,400)          8,461,600
  Merchandise inventories                   (8,273,900)          1,946,500
  Prepaid expenses                           1,505,500          (1,024,000)
  Other real estate                          3,065,500              (8,800)
  Goodwill and other assets                    (35,600)            (10,600)
Increase(Decrease)in Operating Liabilities:
  Accounts payable                           4,179,300          (9,834,000)
  Accrued expenses                           4,537,500           2,296,100
  Income taxes                               1,334,400           1,571,900
  Other liabilities                             41,600              33,900
                                          -------------       -------------
Net cash flows provided by operating
 activities                                 13,761,500          10,766,500

Cash Flows from Investing Activities:
  Capital Expenditures                      (2,288,800)         (1,311,300)
  Proceeds from sale of property and
    equipment                                  363,500              84,400
  Decrease in notes receivable                 800,700             373,100

Net cash flows used in                    -------------       -------------
    investing activities                    (1,124,600)           (853,800)
                                          -------------       -------------
Cash Flows from Financing Activities:
  Principal payments of long-term debt       (1,206,800)         (1,204,100)
  (Decrease) increase in current
    maturities of long-term debt                                    (26,300)
  Proceeds from sale of common stock             59,100              41,400
  Common stock purchased                       (305,100)           (475,600)
                                          ---------------     --------------
Net cash flows used by financing
  activities                                 (1,452,800)         (1,664,600)
                                          ---------------     --------------
Net Increase in Cash and Cash
  Equivalents                                11,184,100           8,248,100
Cash and Cash Equivalents,
  Beginning of Period                        52,366,900          40,342,300
                                          --------------      --------------
Cash and Cash Equivalents, End of Period   $ 63,551,000        $ 48,590,400
                                          ==============      ===============
Cash paid during the period: -  Interest   $    683,900        $    744,300
                             -  Income Taxes    415,800             138,600

            See Notes to Consolidated Financial Statements.


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of April 4, 1998, and January 3, 1998 and the results of operations for the thirteen weeks ended April 4, 1998 and March 29, 1997 changes in cash flows for the thirteen weeks ended April 4, 1997 and March 29, 1997.

2) The results of operations for the thirteen weeks ended April 4, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of April 4, 1998 and January 3, 1998, 60,664 and 61,095 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) Effective September 15, 1997, the Company purchased a grocery retailer for approximately $7.9 million in cash. The acquisition has been accounted for as a purchase and the results of operation have been included in the consolidated financial statements since the date of acquisition.

6) In June 1997, the Financial Accounting Standards Board issued statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal 1998.
     The Company is in the process of evaluating the disclosure requirements. The adoption of statement No. 131 will not have a material impact on the Company's Consolidated Financial Statements.

7) The Company, as noted in the 1997 annual report, experienced a fire in the early morning hours of February 27, 1998 at its Evansville, Indiana warehouse. The fire completely destroyed that frozen food facility, including both the building and the entire inventory contained therein. The Company has transferred the business to Lima, Ohio and South Bend, Indiana warehouses. However, late in the quarter, the Company lost that division's largest customer. The financial impact of the loss of this customer was not material to the results of operations for the quarter ended April 4, 1998. The Company is still evaluating the financial impact and the amount to be recovered under its insurance policies. The Company is also evaluating its options for the replacement of the frozen food warehouse. Due to the ongoing evaluation of warehouse replacement options, the financial impact on the Company's results of operations is not yet determinable. The net book value of the fixed assets and inventory that were destroyed in the fire were written off and an insurance receivable for an equal amount was set up in the consolidated balance sheet.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations during the periods included in the accompanying statements of consolidated earnings.

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:


                                    Comparison of
                              13 Weeks Ended April 4, 1998
                                 and March 29, 1997
                                 Increase/<Decrease>

Net sales and service fess        $(5,071,600)    (0.8)%
Cost of sales                      (3,863,600)    (0.7)
Operating and admin. expense         (993,100)    (1.8)
Interest expense                     (175,100)    (8.7)
Earnings before income taxes          111,700      2.7

Net sales and service fees decreased approximately $5.1 million during the first quarter of 1998 as compared to the first quarter of 1997. The loss of wholesale customers resulted in a decrease of approximately $10.6 million. The closing or sale of ten Company-owned stores resulted in a decrease of approximately $6.6 million. New Company-owned stores resulted in an increase of approximately $8.3 million. Sales by existing Company-owned stores decreased $2.1 million. Sales to new and existing wholesale customers increased $5.9 million.

Cost of sales approximated 90.4% and 90.3% of net sales and service fees for the thirteen weeks ended April 4, 1998 and March 29, 1997, respectively.

Operating and administrative expenses approximated 8.8% and 8.9% of net sales and service fees for the thirteen weeks ended April 4, 1998 and March 29, 1997, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended April 4, 1998 as compared to the quarter ended March 29, 1997.

No patronage dividends have been accrued as of April 4, 1998. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an 8 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1998 and 1997.



Liquidity and Capital Resources

The Company's current ratio increased slightly from 1.39:1 at year-end to 1.42:1 at April 4, 1998. The consolidated long-term debt to equity ratio has decreased from 0.68:1 at January 3, 1998 to 0.66:1 at April 4, 1998, primarily due to increased equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $2.2 million due to reinvested earnings of $2.5 million offset by common stock purchases of $0.3 million.



                           II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended April 4, 1998.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                                 (Registrant)





Date:     May 12, 1998                  ROBERT D. RANUS
                                       -----------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)