Form 10-Q
period 1998-07-04
ROUNDYS INC
filed 1998-08-11
CIK 314423

11
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 1998

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



          Class                      Outstanding at July 4, 1998

Common Stock, $1.25 par value

Class A (Voting)                        12,600 Shares

Class B (Non-voting)                  1,135,046 Shares










                            ROUNDY'S, INC.

                                 INDEX



                                                            Page No.

PART I.        Financial Informtion:

               Consolidated Balance Sheets -                    3
                  July 4, 1998 and January 3, 1998

               Statements of Consolidated Earnings -            4
                  Thirteen Weeks and Twenty-six Weeks
               Ended
                  July 4, 1998 and June 28, 1997

               Statements of Consolidated Cash Flows -          5
                  Twenty-six Weeks Ended July 4, 1998
                  and June 28, 1997

               Notes to Consolidated Financial Statements       6

               Management's Discussion and Analysis of          7
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                9

SIGNATURES                                                     10

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                     July 4, 1998 to January 3, 1998


                                       July 4, 1998       January 3,
                                                             1998
                                       (Unaudited)         (Audited)
                                     --------------     -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents           $ 72,236,400      $ 52,366,900
  Notes and accounts receivable, less
   allowance for losses, $6,445,000
   and $5,648,700, respectively         92,725,100        86,998,500
  Merchandise inventories              156,919,700       150,898,000
  Prepaid expenses                       2,600,800         5,216,200
  Refundable and future income tax
   benefits                              6,227,800         6,227,800
                                      -------------    -------------
         Total Current Assets          330,709,800       301,707,400
                                      -------------    -------------

OTHER ASSETS:
  Notes receivable, less allowance for
   losses of $5,299,000                 13,485,800        11,604,600
  Goodwill and other assets             10,530,200        13,696,700
  Other real estate                      4,331,300         7,152,500
  Deferred income tax benefit            2,848,000         2,848,000
                                      -------------     -------------
    Total Other Assets                  31,195,300        35,301,800
                                      -------------     -------------
PROPERTY AND EQUIPMENT - Net            96,322,400       103,300,600
                                      -------------     -------------
                                      $458,227,500      $440,309,800
                                      =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
    debt                              $ 10,158,200      $ 10,156,800
  Accounts payable                     161,329,600       155,001,500
  Accrued expenses                      55,017,200        50,148,300
  Income taxes                           6,105,400         2,327,100
                                      -------------     -------------
    Total Current Liabilities          232,610,400       217,633,700
                                      -------------     -------------

LONG-TERM DEBT, LESS CURRENT
 MATURITIES                             82,242,600        83,457,800
OTHER LIABILITIES                       16,835,000        16,758,000
                                      -------------     -------------
    Total Liabilities                  331,688,000       317,849,500
                                      -------------     -------------

REDEEMABLE CLASS B COMMON STOCK          8,431,500         6,375,300
                                      -------------     -------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                        15,800            15,800
    Non-Voting (Class B)                 1,334,460         1,346,600
                                      -------------     -------------
      Total Common Stock                 1,350,200         1,362,400

 Patronage dividends payable in
   common stock                                            3,738,000
 Additional paid-in capital             31,868,100        28,588,300
 Reinvested earnings                    86,020,900        83,527,500
                                      -------------     -------------
      Total                            119,239,200       117,216,200
 Less Treasury Stock, at cost            1,131,200         1,131,200
                                      -------------     -------------
      Total Stockholders' Equity       118,108,000       116,085,000
                                      -------------     -------------
                                      $458,227,500      $440,309,800
                                      =============     =============
See Notes to Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

                FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                         JULY 4, 1998 AND JUNE 28, 1997

                                   (UNAUDITED)


                                  Thirteen Weeks Ended                  Twenty-six Weeks Ended
                            July 4, 1998     June 28, 1997          July 4, 1998      June 28, 1997
                          ---------------------------------       -----------------------------------
REVENUES:
Net sales and service fees  $656,286,300      $634,137,900          $1,268,713,700    $1,251,636,900
Other - net ..............     1,285,000           637,900               2,532,400         1,733,500
                            -------------     -------------         ---------------   ---------------
                             657,571,600       634,775,800           1,271,246,100     1,253,370,400
                            -------------     -------------         ---------------   ---------------
COSTS AND EXPENSES:
Cost of sales ............   594,092,300       573,368,600           1,147,570,500     1,130,710,400
Operating and administrative  54,401,000        52,386,800             108,546,600       107,525,400
Interest..................     1,846,100         2,012,700               3,687,800         4,029,500
                            -------------     -------------         ---------------   ---------------
                             650,339,500       627,768,100           1,259,804,900     1,242,265,300
                            -------------     -------------         ---------------   ---------------

EARNINGS BEFORE INCOME TAXES   7,232,100         7,007,700              11,441,200        11,105,100

PROVISION FOR INCOME TAXES     2,947,100         2,855,600               4,662,300         4,525,300
TAXES......                 -------------     -------------         ---------------   ---------------

NET EARNINGS .............  $  4,285,000      $  4,152,100          $    6,778,900    $    6,579,800
                            =============     =============         ===============   ===============

See Notes to Consolidated Financial Statements.


                            ROUNDY'S, INC. AND SUBSIDIARIES

                         STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                     (UNAUDITED)
                                                      Twenty-six Weeks Ended
                                                July 4, 1998       June 28, 1997
                                               --------------     ---------------
Cash Flows From Operating Activities:
  Net earnings ............................    $  6,778,900        $  6,579,800
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Depreciation and amortization ...........       9,448,300           8,392,400
  Allowance for losses ....................       1,002,700           1,284,400
  (Gain) loss on sale of assets ...........        (173,200)            344,400
(Increase) Decrease in Operating Assets,
  Net of the Effects of Disposition
  Accounts receivable .....................         533,500           9,054,100
  Merchandise inventories .................     (10,697,200)         (1,285,200)
  Prepaid expenses ........................       2,611,300             (50,100)
  Other real estate .......................       2,821,200          (1,028,400)
  Goodwill and other assets ...............         (54,300)            (25,600)
Increase(Decrease)in Operating Liabilities,
  Net of the Effects of Disposition
  Accounts payable ........................       6,332,800          (6,028,000)
  Accrued expenses ........................       5,008,900           3,364,500
  Income taxes ............................       3,778,300           4,150,000
  Other liabilities .......................          77,000              58,400
                                               -------------       -------------
Net cash flows provided by operating
 activities ...............................      27,468,200          24,810,700
                                               -------------       -------------
Cash Flows from Investing Activities:
  Capital Expenditures ....................      (5,455,600)         (7,752,900)
  Proceeds from sale of property and
   equipment and other Productive Assets ..       3,207,200           1,408,900
  (Increase) Decrease in notes receivable .      (1,436,800)            738,600
                                               -------------       -------------
Net cash flows used in
    investing activities ..................      (3,685,200)         (5,605,400)
                                               -------------       -------------
Cash Flows from Financing Activities:
  Principal payments of long-term debt ....      (1,215,700)         (1,212,400)
  Increase (Decrease) in current
    maturities of long-term debt ..........           1,400             (53,300)
  Proceeds from sale of common stock ......       1,199,000             696,400
  Common stock purchased ..................      (3,898,700)         (1,818,800)
                                               -------------       -------------
Net cash flows used by financing
  activities ..............................      (3,913,500)         (2,388,100)
                                               -------------       -------------
Net Increase in Cash and Cash
  Equivalents .............................      19,869,500          16,817,200
Cash and Cash Equivalents,
  Beginning of Period .....................      52,366,900          40,342,300
                                               -------------       -------------
Cash and Cash Equivalents, End of Period ..    $ 72,236,400        $ 57,159,500
                                               =============       =============
Cash paid during the period: -  Interest       $  3,852,600        $  4,029,000
                             -  Income Taxes        981,700             457,600

See Notes to Consolidated Financial Statements.


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 4, 1998 and January 3, 1998, and the results of operations for the thirteen and twenty-six weeks ended July 4, 1998 and June 28, 1997 and changes in cash flows for the twenty-six weeks ended July 4, 1998 and June 28, 1997.

2) The results of operations for the thirteen and twenty-six weeks ended July 4, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock which is subject to redemption is reflected outside of stockholders' equity. As of July
     4, 1998 and January 3, 1998, 80,800 and 61,095 shares,
     respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) Effective September 15, 1997, The Company purchased a grocery retailer for approximately $7.9 Million in cash. The acquisition has been accounted for as a purchase and the results of operation have been included in the consolidated financial statements since the date of acquisition.

6) In June 1997, the Financial Accounting Standards Board issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information. "These statements will become effective in 1998. The Company is currently evaluating the impact of adopting these new pronouncements.

7) The Company, as noted in the 1997 annual report, experienced a fire in the early morning hours of February 27, 1998 at its Evansville, Indiana warehouse. The fire completely destroyed that frozen food facility, including both the building and the entire inventory contained therein. The Company has transferred the business to Lima, Ohio and South Bend, Indiana warehouses. However, late in the quarter, the Company lost that division's largest customer. The financial impact of the loss of this customer was not material to the results of operations for the thirteen and twenty-six weeks ended July 4, 1998. The Company is still evaluating the financial impact and the amount of be recovered under its insurance policies. The Company is also evaluating its options for the replacement of the frozen food warehouse. Due to the ongoing evaluation of warehouse replacement options, the financial impact on the Company's results of operations is not yet determinable. The net book value of the fixed assets and inventory that were destroyed in the fire were written off and an insurance receivable for an equal amount was set up in the consolidated balance sheet.


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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:



                                       Comparison of
                    13 Weeks Ended July 4, 1998   26 Weeks Ended July 4, 1998
                             and June 28, 1997      and June 28, 1997
                             Increase/<Decrease>  Increase/<Decrease>
                             -------------------  -------------------
Net Sales and Service fees    $22,148,400  3.49%   $17,076,800  1.36%
Cost of sales                  20,723,700  3.61%    16,860,100  1.49%
Operating and admin. expenses   2,014,300  3.85%     1,021,200  0.95%
Interest expense                 (166,600)(8.28)%     (341,700)(8.48)%
Earnings before income taxes      224,400  3.20%       336,100  3.03%



Net sales and service fees increased approximately $22.1 million during the second quarter of 1998 as compared to the second quarter of 1997. The loss of wholesale customers resulted in a decrease of approximately $16.6 million. The closing or sale of ten Company-owned stores resulted in a decrease of approximately $4.7 million. New Company-owned stores resulted in an increase of approximately $5.8 million. Sales by existing Company-owned stores increased $2.5 million. Sales to new and existing wholesale customers increased $35.1 million.

Net sales and service fees increased approximately $17.0 million during the first two quarters of 1998 as compared to the first two quarters of 1997. The loss of wholesale customers resulted in a decrease of approximately $27.2 million. The closing or sale of ten Company-owned stores resulted in a decrease of approximately $11.3 million. New Company-owned stores resulted in an increase of approximately $14.1 million. Sales by existing Company-owned stores increased $0.4 million. Sales to new and existing wholesale customers increased $41.0 million.

Cost of sales approximated 90.5% and 90.4% of net sales and service fees for the thirteen weeks ended July 4, 1998 and June 28, 1997, respectively. Year-to-date cost of sales approximated 90.5% and 90.3% of net sales and service fees for the twenty-six weeks ended July 4, 1998 and June 28, 1997, respectively.

Operating and administrative expenses approximated 8.3% of net sales and service fees for the thirteen weeks ended July 4, 1998 and June 28, 1997. Year-to-date operating and administrative expenses approximated 8.6% of net sales and service fees for the twenty-six weeks ended July 4, 1998 and June 28, 1997.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended July 4, 1998 as compared to the quarter ended June 28, 1997.



No patronage dividends have been accrued as of July 4, 1998. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an 8 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1998 and 1997.

Liquidity and Capital Resources
--------------------------------

The Company's current ratio increased slightly from 1.39:1 at year-end to 1.42:1 at July 4, 1998. The consolidated long-term debt to equity ratio has decreased from 0.68:1 at January 3, 1998 to 0.65:1 at July 4, 1998, primarily due to increased equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $4.1 million due to reinvested earnings of $6.8 million and proceeds from the sale of common stock of $1.2 million offset by common stock purchases of $3.9 million.



                           II. OTHER INFORMATION


ITEM 4.   Exhibits and Reports on Form 8-K

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 28, 1998. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 28, 1998.

(b) At the annual meeting, Robert S. Gold and Patrick D. McAdams were elected as retailer directors. At the meeting of the Trustees, George C. Kaiser and Gary R. Sarner were elected as non-retailer non-management directors. All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Robert E. Bartels, Charles R. Bonson, Gary N. Gundlach, Gerald F. Lestina, Robert D. Ranus and Brenton H. Rupple.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended July 4, 1998.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                                 (Registrant)





Date:     August 7, 1998                ROBERT D. RANUS
                                       -----------------------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)