Form 10-Q/A
period 1998-07-04
ROUNDYS INC
filed 1998-08-14
CIK 314423

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



          Class                      Outstanding at July 4, 1998

Common Stock, $1.25 par value

Class A (Voting)                        12,600 Shares

Class B (Non-voting)                  1,135,046 Shares












                            ROUNDY'S, INC. AND SUBSIDIARIES

                         STATEMENTS OF CONSOLIDATED CASH FLOWS
             FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997
                                     (UNAUDITED)
                                                      Twenty-six Weeks Ended
                                                July 4, 1998       June 28, 1997
                                               --------------     ---------------
Cash Flows From Operating Activities:
  Net earnings ............................    $  6,778,900        $  6,579,800
  Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
  Depreciation and amortization ...........       9,448,300           8,392,400
  Allowance for losses ....................       1,002,700           1,284,400
  (Gain) loss on sale of assets ...........        (173,200)            344,400
(Increase) Decrease in Operating Assets,
  Net of the Effects of Disposition
  Accounts receivable .....................         533,500           9,054,100
  Merchandise inventories .................     (10,697,200)         (1,285,200)
  Prepaid expenses ........................       2,611,300             (50,100)
  Other real estate .......................       2,821,200          (1,028,400)
  Goodwill and other assets ...............         (54,300)            (25,600)
Increase(Decrease)in Operating Liabilities,
  Net of the Effects of Disposition
  Accounts payable ........................       6,332,800          (6,028,000)
  Accrued expenses ........................       5,008,900           3,364,500
  Income taxes ............................       3,778,300           4,150,000
  Other liabilities .......................          77,000              58,400
                                               -------------       -------------
Net cash flows provided by operating
 activities ...............................      27,468,200          24,810,700
                                               -------------       -------------
Cash Flows from Investing Activities:
  Capital Expenditures ....................      (5,445,800)         (7,752,900)
  Proceeds from sale of property and
   equipment and other Productive Assets ..       3,194,400           1,408,900
  (Increase) Decrease in notes receivable .      (1,436,800)            738,600
                                               -------------       -------------
Net cash flows used in
    investing activities ..................      (3,685,200)         (5,605,400)
                                               -------------       -------------
Cash Flows from Financing Activities:
  Principal payments of long-term debt ....      (1,215,700)         (1,212,400)
  Increase (Decrease) in current
    maturities of long-term debt ..........           1,400             (53,300)
  Proceeds from sale of common stock ......       1,199,000             696,400
  Common stock purchased ..................      (3,898,700)         (1,818,800)
                                               -------------       -------------
Net cash flows used by financing
  activities ..............................      (3,913,500)         (2,388,100)
                                               -------------       -------------
Net Increase in Cash and Cash
  Equivalents .............................      19,869,500          16,817,200
Cash and Cash Equivalents,
  Beginning of Period .....................      52,366,900          40,342,300
                                               -------------       -------------
Cash and Cash Equivalents, End of Period ..    $ 72,236,400        $ 57,159,500
                                               =============       =============
Cash paid during the period: -  Interest       $  3,852,600        $  4,029,000
                             -  Income Taxes        981,700             457,600

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