Form 10-Q
period 1998-10-03
ROUNDYS INC
filed 1998-11-12
CIK 314423

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 1998

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



          Class                      Outstanding at October 3, 1998

Common Stock, $1.25 par value

Class A (Voting)                        12,600 Shares

Class B (Non-voting)                  1,127,700 Shares










                            ROUNDY'S, INC.

                                 INDEX



                                                            Page No.

PART I.        Financial Information:

               Consolidated Balance Sheets -                    3
                  October 3, 1998 and January 3, 1998

               Statements of Consolidated Earnings -            4
                  Thirteen Weeks and Thirty-nine Weeks
                  Ended October 3, 1998
                  and September 27, 1997

               Statements of Consolidated Cash Flows -          5
                  Thirty-nine Weeks Ended October 3, 1998
                  and September 27, 1997

               Notes to Consolidated Financial Statements       6

               Management's Discussion and Analysis of          7
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                               12

SIGNATURES                                                     13

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   October 3, 1998 and January 3, 1998


                                        October 3,        January 3,
                                           1998              1998
                                       (Unaudited)         (Audited)
                                     --------------    --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents           $ 83,242,000      $ 52,366,900
  Notes and accounts receivable,
  less allowance for losses
  of $6,852,200
  and $5,648,700, respectively          85,650,900        86,998,500
  Merchandise inventories              164,443,400       150,898,000
  Prepaid expenses                       2,813,200         5,216,200
  Refundable and future income tax
  benefits                               6,227,800         6,227,800
                                     --------------    --------------
      Total Current Assets             342,377,300       301,707,400
                                     --------------    --------------

OTHER ASSETS:
  Notes receivable, less allowance
   for losses of $5,299,000             12,192,900        11,604,600
  Goodwill and other assets             10,362,700        13,696,700
  Other real estate                      4,659,400         7,152,500
  Deferred income tax benefit            2,848,000         2,848,000
                                     --------------    --------------
    Total Other Assets                  30,063,000        35,301,800
                                     --------------    --------------
PROPERTY AND EQUIPMENT - Net            96,577,700       103,300,600
                                     --------------    --------------
                                      $469,018,000      $440,309,800
                                     ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of
   long-term debt                     $ 10,158,200      $ 10,156,800
  Accounts payable                     165,594,700       155,001,500
  Accrued expenses                      60,049,500        50,148,300
  Income taxes                           4,614,100         2,327,100
                                     --------------    --------------
    Total Current Liabilities          240,416,500       217,633,700


LONG-TERM DEBT, LESS CURRENT
  MATURITIES                            82,235,500        83,457,800
OTHER LIABILITIES                       17,056,300        16,758,000
                                     --------------    --------------
    Total Liabilities                  339,708,300       317,849,500
                                     --------------    --------------

REDEEMABLE CLASS B COMMON STOCK          8,120,800         6,375,300
                                     --------------    --------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                        15,800            15,800
    Non-Voting (Class B)                 1,329,000         1,346,600
                                     --------------    --------------
      Total Common Stock                 1,344,800         1,362,400

 Patronage dividends payable in
common stock                                               3,738,000
 Additional paid-in capital             31,829,200        28,588,300
 Reinvested earnings                    89,146,100        83,527,500
                                     --------------    --------------
      Total                            122,320,100       117,216,200
 Less Treasury Stock, at cost            1,131,200         1,131,200
                                     --------------    --------------
      Total Stockholders' Equity       121,188,900       116,085,000
                                     --------------    --------------
                                      $469,018,000      $440,309,800
                                     ==============    ==============
See Notes to Consolidated Financial Statements.


                                   ROUNDY'S, INC. AND SUBSIDIARIES

                                 STATEMENTS OF CONSOLIDATED EARNINGS

                         FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                               October 3, 1998 AND September 27, 1997

                                             (UNAUDITED)

                                         Thirteen Weeks Ended                        Thirty-Nine Weeks Ended
                                October 3, 1998    September 27, 1997        October 3, 1998     September 27, 1997
REVENUES:
Net sales and service fees...   $   635,075,500    $   629,712,300           $ 1,903,789,200      $  1,881,349,200
Other - net..................         1,375,000            881,000                 3,907,400             2,614,500
                                -----------------  -----------------        ------------------    ------------------
                                    636,450,500        630,593,300             1,907,696,600         1,883,963,700
                                -----------------  -----------------        ------------------    ------------------
COSTS AND EXPENSES:
Cost of sales ...............       574,711,100        569,349,400             1,722,281,600         1,700,059,800
Operating and administrative.        53,967,300         53,327,100               162,513,900           160,852,500
Interest.....................         1,803,000          2,012,600                 5,490,800             6,042,100
                                -----------------  -----------------        ------------------    ------------------
                                    630,481,400        624,689,100             1,890,286,300         1,866,954,400
                                -----------------  -----------------        ------------------    ------------------

EARNINGS BEFORE INCOME TAXES.         5,969,100          5,904,200                17,410,300            17,009,300

PROVISION FOR INCOME TAXES ..         2,432,400          2,406,000                 7,094,700             6,931,300
                                -----------------  -----------------        ------------------    ------------------

NET EARNINGS.................   $     3,536,700    $     3,498,200          $     10,315,600      $     10,078,000
                                =================  =================        ==================    ==================


See Notes to Consolidated Financial Statements.






                           ROUNDY'S, INC. AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
       FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
                                     (UNAUDITED)
                                                      Thirty-nine Weeks Ended
                                              October 3, 1998     September 27, 1997
                                            ------------------   --------------------
Cash Flows From Operating Activities:
  Net earnings...........................   $     10,315,600       $    10,078,000
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization...........        13,739,200            12,733,800
  Allowance for losses....................         1,533,200             1,601,800
  (Gain) loss on sale of assets...........          (198,700)              369,200
(Increase) decrease in Operating Assets
  net of the Effects of Disposition
  Accounts receivable.....................         7,077,200             7,449,400
  Merchandise inventories.................       (18,220,900)           (3,297,900)
  Prepaid expenses........................         2,398,900                58,800
  Other real estate.......................         2,493,100            (1,573,600)
  Goodwill and other assets...............           (79,100)              (47,300)
Increase (decrease)in Operating Liabilities
  net of the Effects of Disposition
  Accounts payable........................        10,597,900             4,502,100
  Accrued expenses........................        10,064,900             6,552,200
  Income taxes............................         2,287,000             4,365,200
  Other liabilities.......................           298,300                90,700
                                            ------------------     -----------------
Net cash flows provided by operating
 activities..............................         42,306,600            42,882,400
                                            ------------------     -----------------
Cash Flows from Investing Activities:
  Capital Expenditures...................        (10,054,600)          (12,405,300)
  Proceeds from sale of property and
   equipment and other Productive Assets..         3,454,100             1,291,300
  Payment for business acquisition net of
    cash acquired.........................                              (7,885,700)
  (Increase) decrease in notes receivable.          (143,900)              872,900
                                            ------------------     -----------------
Net cash flows used in investing activities       (6,744,400)          (18,126,800)

Cash Flows from Financing Activities:
  Principal payments of long-term debt....        (1,222,300)           (1,216,700)
  Increase (decrease) in current
    maturities of long-term debt..........             1,400               (71,700)
  Proceeds from sale of common stock......         1,315,000               814,100
  Common stock purchased..................        (4,781,200)           (2,351,600)
                                            ------------------     -----------------
Net cash flows used by financing
  activities..............................        (4,687,100)           (2,825,900)
                                            ------------------     -----------------
Net Increase in Cash and Cash
  Equivalents.............................        30,875,100            21,929,700
Cash and Cash Equivalents,
  Beginning of Period.....................        52,366,900            40,342,300
                                            ------------------     -----------------
Cash and Cash Equivalents, End of Period    $     83,242,000       $    62,272,000
                                            ==================     =================
Cash paid during the period: - Interest     $      4,509,100       $     4,769,700
                             - Income Taxes        4,940,400             2,679,000

See Notes to Consolidated Financial Statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 3, 1998 and January 3, 1998, and the results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 and September 27, 1997 and changes in cash flows for the thirty-nine weeks ended October 3, 1998 and September 27, 1997.

2. The results of operations for the thirteen and thirty-nine weeks ended October 3, 1998 and September 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

3. Earnings per share are not presented because they are not deemed to be meaningful.

4. Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of October 3, 1998 and January 3, 1998, 77,823 and 61,095 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5. Effective September 15, 1997, the Company purchased a grocery retailer for approximately $7.9 million in cash. The acquisition has been accounted for as a purchase and the results of operation have been included in the consolidated financial statements since the date of acquisition.

6. In June 1997, the Financial Accounting Standards Board issued statements No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements will become effective in 1998. The Company is currently evaluating the impact of adopting these new pronouncements.

7. The Company, as noted in the 1997 annual report, experienced a fire in the early morning hours of February 27, 1998 at its Evansville, Indiana warehouse. The fire completely destroyed that frozen food facility, including both the building and the entire inventory contained therein. The Company has transferred the business to Lima, Ohio and South Bend, Indiana warehouses. However, the Company has since lost that division's largest customer. The Company is still evaluating the financial impact and the amount to be recovered under its insurance policies. The net book value of the fixed assets and inventory that were destroyed in the fire were written off and an insurance receivable for an equal amount was set up in the consolidated balance sheet.



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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                                Comparison of
                               13 Weeks Ended October 3, 1998    39 Weeks Ended October 3, 1998
                                  and September 27, 1997            and September 27, 1997
                                    Increase/<Decrease>               Increase/<Decrease>
                               ------------------------------    ------------------------------
Net sales and service fees     $5,363,200     0.9%               $22,440,000     1.2%
Cost of sales                   5,361,700     0.9%                22,221,800     1.3%
Operating and admin. expenses     640,200     1.2%                 1,661,400     1.0%
Interest expense                 (209,600)  (10.4)%                 (551,300)   (9.1)%
Earnings before income taxes       64,900     1.1%                   401,000     2.4%


Net sales and service fees increased approximately $5.4 million during the third quarter of 1998 as compared to the third quarter of 1997. The loss of wholesale customers resulted in a decrease of approximately $21.8 million. The closing or sale of seven Company-owned stores resulted in a decrease of approximately $4.3 million. New Company-owned stores resulted in an increase of approximately $1.5 million. Sales by existing Company-owned stores increased $1.2 million. Sales to new and existing wholesale customers increased $28.8 million.

Net sales and service fees increased approximately $22.4 million during the first three quarters of 1998 as compared to the first three quarters of 1997. The loss of wholesale customers resulted in a decrease of approximately $49.0 million. The closing or sale of thirteen Company-owned stores resulted in a decrease of approximately $15.6 million. New Company-owned stores resulted in an increase of approximately $15.6 million. Sales by existing Company-owned stores increased $1.6 million. Sales to new and existing wholesale customers increased $69.8 million.

Cost of sales approximated 90.5% and 90.4% of net sales and service fees for both the thirteen weeks and thirty-nine ended October 3, 1997 and September 27, 1997, respectively.

Operating and administrative expenses approximated 8.5% of net sales and service fees for the thirteen weeks ended October 3, 1998 and September 27, 1997. Year-to-date operating and administrative expenses approximated 8.5% and 8.6% of net sales and service fees for the thirty-nine weeks ended October 3, 1998 and September 27, 1997, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended October 3, 1998 as compared to the quarter ended September 27, 1997.



No patronage dividends have been accrued as of October 3, 1998. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an 8 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1998 and 1997.

Liquidity and Capital Resources

The Company's current ratio increased slightly from 1.39:1 at year-end to 1.42:1 at October 3, 1998. The consolidated long-term debt to equity ratio has decreased from 0.68:1 at January 3, 1998 to 0.64:1 at October 3, 1998, primarily due to increased equity levels.

Stockholders' equity, including redeemable common stock, increased approximately $6.8 million due to reinvested earnings of $10.3 million and proceeds from the sale of common stock of $1.3 million offset by common stock purchases of $4.8 million.


YEAR 2000

     Many computer software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year or contain inherent date limitations in their programming language. These products may be unable to properly recognize or handle dates before, in or after the Year 2000, causing the applications, equipment or systems to fail or produce incorrect information. These potential problems are commonly referred to as "Year 2000 Issues."

     The Company relies primarily on computerized systems for procurement, inventory control, sale and distribution of its products. The Company also uses a number of computer software programs, operating systems, and types of equipment with computer chips in its internal operations, including its financial and business systems, its distribution/warehouse, procurement and control systems and administrative functions. To the extent that these items contain source code or computer chips that are unable to correctly handle the Year 2000 Issue, some level of modification or possible replacement will be necessary.

State of Readiness

     The Company has developed comprehensive plans to address the possible impact of the Year 2000 Issue on operations throughout its divisions. A Year 2000 Team has been organized to coordinate activities necessary to assure that key automated systems and related processes will remain functional through the year 2000. Progress is being monitored and reported to management and to the Board of Directors on a periodic basis.

     The Company's efforts to address the year 2000 Issue can be grouped into three major categories: information technology ("IT") systems; Non-IT systems; and third party relationships. Within each category there are generally four phases: (i) assessment of the extent of potential Year 2000 Issues and risk exposures, as well as contingency planning; (ii) remediation or replacement of non-compliant software or equipment; (iii) testing of remediated or replaced software or equipment; and (iv) implementation of fully tested compliant systems.

     IT Systems. The Company has identified three IT systems it considers most critical to its operations: (a) procurement, including electronic data interchange ("EDI") systems with product suppliers; (b) warehouse management, order processing and distribution systems; and (c) general control systems (which include financial reporting, billing and collection, and other administrative systems). The Company operates through several divisions, some of which are farther along than others in addressing Year 2000 Issues. While in certain instances the Company may rely extensively upon representations of software vendors as to Year 2000 compliance, the Company has generally adopted an approach of thoroughly testing critical IT systems (using internal and external resources) in order to satisfy itself as to Year 2000 compliance.

     Non-IT Systems. The Company is in the process of reviewing all of its communication systems (phone and data transmission systems) fax machines, photocopiers, postage machines, elevators, HVAC systems, security systems and other Non-IT systems for purposes of determining whether Year 2000 Issues exist. When available, written certifications of Year 2000 compliance for
these systems will be obtained.   The Company's operations are, in part,
dependent upon embedded microprocessors in equipment used to physically sort, store, and move inventory.

     Status and Targeted Completion Date of IT and Non-IT System Activities. In general, on an enterprise-wide basis, as of October 3, 1998, the Company has completed the approximate percentages of its expected Year 2000 activities for its systems set forth in the following table. These percentages are management's estimates derived largely from the percentage of anticipated expenditures that has been spent through October 3, 1998. The table also shows the targeted date for the substantial completion of each Year 2000 activity:


                    Assessment                    Remediation                    Testing                     Implementation
            ---------------------------   ---------------------------   ----------------------------   ---------------------------
  System    Percent   Target Completion   Percent   Target Completion   Percent    Target Completion   Percent   Target Completion
            Complete       Date           Complete       Date           Complete        Date           Complete       Date
            --------  -----------------   --------  -----------------   --------   -----------------   --------  -----------------
IT Systems:
Procurement   100%           -              100%           -                95%           12/98           30%           1/99

Warehouse/
Distribution   95%         12/98             80%          2/99              80%            3/99           80%           4/99

Control
Systems       100%           -               85%         12/98              90%            2/99           80%           3/99

Non-IT
System:

Office
Systems       100%           -              100%           -                95%           12/98           95%           1/99

Facilities    100%           -              100%           -               100%             -            100%            -

Other Non-
IT Systems     60%         11/98             n/a           -                n/a             -             60%           3/99

     Third Party Relationships. The Year 2000 Issue can have an impact on the Company's ability to receive accurate and timely deliveries from its suppliers. Efforts are being made to contact all suppliers and service providers and coordinate appropriate measures necessary to assure the continuation of product deliveries and services. However, because there is a range of alternative suppliers for essentially comparable products, which the Company believes will reduce the impact of any disruptions in its procurement systems, the Company is initially concentrating on solving potential problems in its critical distribution network to its customers. The Company is encouraging and assisting its customers in their assessment of Year 2000 Issues in order to help them avoid or minimize disruptions at the customer level which would adversely impact the Company's ability to distribute its products.

     Overall Risk Assessment and Contingency Planning. The Company's business depends upon its ability to deliver inventory to its customers in a timely fashion. The Company believes that the most reasonable likely worst case scenario associated with the Year 2000 Issue is if, as a result of disruptions or malfunctions, the Company is unable to process and deliver customer orders consistent with the time-sensitive nature of this process. The extent of such potential impact cannot be determined with reliability at this time due, in large part, to the lack of comprehensive information as to the Year 2000 readiness of the Company's business partners (which the Company is attempting to assemble). The Company is developing contingency plans designed to minimize the risk of such disruptions. These contingency plans include the development of backup procedures, identification of alternate suppliers, and the establishment of processes designed to provide the Company with adequate inventory and timely distribution to meet the needs of its customers. The Company is working with key suppliers and customers to develop action and contingency plans designed to achieve a timely and accurate flow of inventory. These plans are expected to be in place approximately March 1999.



     Contingency plans for internal operating systems are expected to be in place by June 1999.

     Costs to Address the Year 2000 Issue

     The Company estimates total costs to be incurred to address the Year 2000 Issue will be approximately $8.8 million, of which approximately $2.8 million had been spent as of October 3, 1998. Of the total cost, approximately $6.9 million (78%) will be spent on remediation and testing, and approximately $1.3 million (15%) will be spent to upgrade packaged software applications. Incremental costs, including the costs of third-party contractors to modify existing systems and internal costs, are expensed as incurred, with the funds coming from the Company's general operations, and are included in Other Operating and Administrative Expense.

     The Company has deferred certain IT projects as a result of its focus on Year 2000 issues; however, the deferrals are not expected to have a material impact on the Company's business or financial condition.

     General

     The Company believes it is taking reasonable steps which, when fully implemented, will prevent major business interruptions and will minimize the Company's risk of exposure to liability to third parties due to the Year 2000 Issue. There can be no assurance, however, that the Company will be successful in its efforts. Further, the costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete the projects described above are based upon management's best estimates. There also can be no assurance that these estimates will prove to be accurate, and the actual cost and progress on these projects could differ materially from those currently anticipated. The reasonableness of the Company's efforts, and the project time lines and budgets, were derived based on information the Company believes to be reliable and by making numerous assumptions regarding future events. Specific factors that could cause actual results to differ include, but are not limited to, (i) the Company's ability to assess, remediate, test and implement all relevant computer hardware and software and embedded technology, (ii) the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, and (iii) the adequacy of the Company's contingency plans, which are dependent in part upon the involvement and cooperation of third-parties over whom the Company has no control, and similar uncertainties.





                           II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.6     1991 Stock Incentive Plan, as amended June 3, 1998.

          10.7 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt.

          10.8 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina.

          10.9 Form of Second Amendment to Deferred Compensation Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended October 3, 1998.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                                 (Registrant)





Date:     November 10, 1998             ROBERT D. RANUS
                                        ----------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)