Form 10-K405
period 1999-01-02
ROUNDYS INC
filed 1999-04-01
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 1999

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to _______________
Commission file number:  33-57505
                         --------

                           Roundy's,Inc.
                           -------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
 ------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

      23000 Roundy Drive
      Pewaukee, Wisconsin                          53072
---------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (414)547-7999
                                                     -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1999, 11,700 shares of Class A (voting)
Common Stock and 1,162,009 shares of Class B (non-voting)
Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on March 30, 1999 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                     Form 10-K Reference
          ---------                     -------------------
          Portions of Annual Report to       Part II, Items 6, 7, 8
          Stockholders for the year
          ended January 2, 1999


                           PART I

The discussions in this Annual Report on Form 10-K and in the Company's 1998 Annual Report to stockholders incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," "should," and "will" are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted.
Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed herein (see "Cautionary Factors" at the end of Item 1, below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

ITEM 1.   Business.
          ---------

                           GENERAL
                           -------

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas,
Minnesota, Pennsylvania, Tennessee and West Virginia. The Company also owns and operates 13 retail warehouse food stores under the name "Pick
'n Save" or "Park & Save," one limited assortment food store under the name "Mor For Less" and 5 conventional food stores under the names
"Park & Shop", "Price Less" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 806 retail grocery stores.

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

Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business Corporation Law. The Company's executive offices are located at 23000
Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is
(414) 547-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries. Roundy's operates on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. In this report, unless the context indicates otherwise, the terms "1998" and "fiscal 1998" refer to the 52-week fiscal year ended January 2, 1999; the terms "1997" and "fiscal 1997" refer to the 53-week fiscal year ended January 3, 1998; and the terms "1996" and "fiscal 1996" refer to the 52-week fiscal year ended December 28, 1996.

            CAPITAL STRUCTURE/PATRONAGE DIVIDENDS
            -------------------------------------

As of January 2, 1999, all of Roundy's outstanding Class A (Voting) Common Stock is owned by the owners ("stockholder-customers") of 119 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 72% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the level of their purchases from Roundy's. Approximately 28% of the outstanding combined Class
A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common. Roundy's is obligated by Article 5 of its By-Laws, as amended, to pay a patronage dividend to its stockholders-customers out of and based upon the net earnings from business done by Roundy's with such stockholder-customers in any fiscal year in an amount which would reduce the net income of the Company to such amount as will result in an increase of 8% in the book value of outstanding Roundy's stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level is not reached, no patronage dividends will be paid for that year. In February 1998, the Board of Directors adopted a resolution amending the By-Laws to change the required increase in net book value per share from 10% to 8%, beginning in fiscal 1998. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for fiscal 1998, 1997 and 1996 were payable 30% in cash and 70% in Class B Common.

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

The applicable laws, regulations, rulings and judicial decisions affecting the determination of whether a corporation is operating on a cooperative basis for Federal income tax purposes under Subchapter T of the Internal Revenue Code are subject to interpretation. Although management believes that Roundy's qualifies as a cooperative for such purposes, Roundy's has not obtained, and does not intend to seek a ruling or other assurance from the IRS that this is the case. If the Internal Revenue Service were to successfully challenge Roundy's cooperative status, Roundy's might incur a Federal income tax liability with respect to patronage dividends previously paid to stockholder-customers during the tax years in question and which were deducted by Roundy's. Roundy's thereafter might incur significantly increased consolidated Federal income tax liabilities in future tax years.

Roundy's subsidiaries do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 687 retail stores. They do not receive patronage dividends.

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


                 WHOLESALE FOOD DISTRIBUTION
                 ---------------------------

The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $173,339,000, $179,032,000 and $175,459,000 of the Company's sales during fiscal 1998, 1997 and 1996, respectively. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 9% of the Company's purchases in fiscal 1998.

As described above, Roundy's, not including its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 39% of the Company's consolidated net sales and service fees for fiscal 1998, and 37% for fiscal 1997 and 1996. At January 2, 1999, Roundy's had 59 stockholder-customers actively engaged in the retail grocery business, operating a total of 119 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 3 of the 119 retail grocery stores are located
(3 are in Illinois). At January 2, 1999 the Company (including its subsidiaries) had 687 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 50%, 52% and 52% of the Company's consolidated net sales and service fees for fiscal 1998, 1997 and 1996, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In a 12 state area the Company serviced 119 retail grocery stores operated by its stockholder-customers, 687 retail stores operated by non-stockholders and 19 Company-owned and operated retail stores during fiscal 1998. Of the Company's consolidated net sales and service fees for this period, $679,498,400 or 26.4% were attributable to five customers, with one customer accounting for $294,483,400 or 11.4% of such sales. Approximately 78% or 642 retail stores purchased less than $3,000,000 each from the Company in fiscal 1998. 105 customers owned more than one retail food store, with one customer owning 17 retail food stores.

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

Customer Loans, Guarantees and Leases
-------------------------------------

The Company has maintained a continuous effort to assist qualified stockholder-customers and independent retailers to remodel and expand existing retail locations and to develop new retail outlets and has made various loans to these individuals and entities for such purposes.

Loans outstanding as of January 2, 1999 were as follows:

                                  Outstanding
            Number                  Balance     Range of     Range of
             of      Original       as of       Interest     Maturity
            Loans     Amount     Jan. 2, 1999    Rates         Dates
            -----   ----------   ------------  -----------  ----------
Inventory
equipment
Loans        111    $45,741,200  $23,385,000   Variable(1)   1999-2011

     (1)  Variable rates based on the Company's cost of borrowing.


The Company's guarantees of customer bank loans and customer leases amounted to $106,700 and $430,100, respectively at January 2, 1999.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 1999 to 2018. Aggregate lease rentals received under this program were $23,207,000, $21,249,900 and $21,628,300 in fiscal 1998, 1997 and 1996, respectively.

Marketing and Distribution of Products
--------------------------------------

The Company generally distributes its various product lines by a fleet of 270 tractor cabs and 640 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week.
Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience
--------------------------------------

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing House ("ACH") system. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than 0.21% of sales. In 1998, 1997 and 1996, the Company's bad debt expense was $2,189,300, $2,389,100 and $5,302,600, respectively.

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

                     RETAIL FOOD STORES
                     ------------------

The Company operates three types of corporate stores (high volume-limited service retail "warehouse" stores, high value-limited assortment retail stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 73,000 square feet per store. The high value, limited assortment retail store, designated as "Mor For Less," is 24,000 square feet and emphasizes low cost, high value lines to the customer. Conventional retail stores operated under the names "Park & Shop," "Price Less" or "Buy Low Foods", generally emphasize full service to the customer at competitive prices.
These stores range from 9,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:


        Type of Store                   1998       1997       1996
        --------------                  ----       ----       ----
High Value-Limited Assortment
and High Volume-Limited
Service Stores.......................    13         14         16
Conventional Retail Stores...........     6          7         11

Sales of Company-operated stores during the three most recent fiscal years were $284,127,500, $291,612,600 and $275,761,300 for fiscal 1998, 1997 and
1996, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES
                          ---------

At January 2, 1999, the Company employed full-time 1,100 executive, administrative and clerical employees, 1,334 warehouse and processing employees and drivers and 742 retail employees, and had 2,017 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 1999 through 2001. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 52% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the fall of 1998.

In competing for customers, emphasis is placed on high quality and a wide assortment of products, low service fees and reliability of scheduled deliveries. The Company believes that the range and quality of other business services provided to retail store customers by the wholesaler are increasingly important factors, and that success in the wholesale food industry is dependent upon the success of the Company's customers who are also engaged in an intensely competitive, low profit margin industry.

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

Factors that could cause actual results to differ materially from those contemplated include:

Wholesale Business Risks - The Company's sales and earnings at wholesale are dependent on the Company's ability to retain existing customers and attract new customers, as well as its ability to control costs. Certain factors could adversely impact the Company's results, including: decline of its independent retailer customer base due to competition and other factors; loss of corporate retail sales due to increased competition and other risks detailed more fully below; consolidations of retailers or competitors; increased self-distribution by chain retailers; increase in operating costs; the possibility that the Company will incur additional costs and expenses due to further investment in, or consolidation of, distribution centers; entry of new or non-traditional distribution systems into the industry.

Retail Business Risks - The Company's retail segment faces risks which may prevent the Company from maintaining or increasing retail sales and earnings including: competition from other retail chains, supercenters, non-traditional competitors, and emerging alternative formats; operating risks of certain strategically important retail operations;and adverse impact from the entry of other retail chains, supercenters and non-traditional or emerging competitors into markets where the Company has a retail concentration.

Litigation - The Company is involved in various litigation matters arising in the normal course of business. While the Company believes that it is currently not subject to any material litigation, the costs and other effects of legal and administrative cases and proceedings and settlements are impossible to predict with certainty. The current environment for litigation involving food wholesalers may increase the risk of litigation being commenced against the Company. The Company would incur the costs of defending any such litigation whether or not any claim had merit.

Year 2000 - The Company faces risks associated with potential business interruptions and other risks because of the "Year 2000" issue, including the risk that the Company's Year 2000 plan may not adequately address Year 2000 issues faced by the Company, or that the estimated cost of implementing such plan may be materially greater than expected. Certain Cautionary Factors specific to the Year 2000 issue are identified in the discussion of the Year 2000 issue contained in the Company's Annual Report under the caption "Financial Review - Year 2000" which Cautionary Factors are incorporated herein by this reference.

THE FOREGOING SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


ITEM 2.   Properties.
          -----------
The Company's principal executive offices are located in Pewaukee, Wisconsin. These offices are on a 5-acre site. A portion of these facilities are owned by Roundy's and the remainder are leased from a third party.

Wholesale activities are conducted by the Company from the following warehouses:
                                                     Approximate
                                                      Warehouse
     Location             Products Distributed      Square Footage
--------------------   -------------------------   -----------------
Wauwatosa, Wisconsin     All product lines,         745,000 (O)
                         except nonfood products    192,000 (L)

Mazomanie, Wisconsin     Dry groceries and          225,000 (L)
                         nonfood products

Westville, Indiana       All product lines,         557,000 (O)
                         except nonfood products

Lima, Ohio               All product lines,         515,000 (O)
(two facilities)         except produce and          94,000 (L)
                         nonfood products

Eldorado, Illinois       Dry groceries and          384,000 (O)
                         dairy products

Evansville, Indiana      Frozen food, meat          136,000 (O)
                         and dairy products

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

Transportation
--------------
The Company's transportation fleet for distribution operations as of January 2, 1999 consisted of 270 tractor cabs, 640 trailers and 3 straight delivery trucks. In addition, the Company owns 46 automobiles. The fleet is primarily owned by the Company.

Computers
---------
The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that the computer systems are adequate for the Company's operations. For information regarding the Company's Year 2000 compliance efforts, see "Managements Discussion and Analysis of Financial Condition and Results of Operation - Other Matters - Year 2000" in the Company's Annual Report.

ITEM 3.  Legal Proceedings.
         ------------------
The Company is involved in various litigation matters arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.
See "Cautionary Statements - Litigation" above.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         -----------------------------------------------------

The transfer of shares of Roundy's Class A Common and Roundy's Class B
Common is substantially restricted, and there is no established public trading market for Roundy's stock. As of January 2, 1999, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 59 holders of such Certificates on January 2, 1999. On January 2, 1999 an aggregate of 208 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
         ------------------------

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended January 2, 1999 (the "Annual Report") under the caption "Selected Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.
         -----------------------------------------------------------
The information required by this Item is incorporated by reference from the Annual Report under the caption "Financial and Operational Review."

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.
         ----------------------------------------------------------

The Company is not presenting any information concerning market risk because the Company does not engage in any foreign-currency transactions or conduct any business which is denominated in foreign currencies or outside the United States. Further, the Company does not believe that its capital structure is market-sensitive because all of its outstanding material loans bear interest at a fixed rate.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The Directors and Executive Officers of Roundy's are as follows:


                               Position(s) Held with Roundy's
Name                    Age    And Business Experience
-------------------     ---    --------------------------------------------

Gerald F. Lestina        56    President and Chief Executive officer
                               since 1995; President And Chief Operating
                               Officer 1993-1995; Director since 1991
                               (term expires 1999)

Roger W. Alswager        50    Vice President of Real Estate since 1989

Londell J. Behm          48    Vice President of Advertising since 1987

Ralph D. Beketic         52    Vice President-Wholesale since 1996;
                               President of Milwaukee Division 1993-1995

David C. Busch           50    Vice President of Administration since 1993

Edward G. Kitz           45    Vice President, Secretary & Treasurer
                               since 1995; Vice President & Treasurer
                               1989-1994

Charles H. Kosmaler, Jr  56    Vice President Planning and Information
                               Services since 1999; Vice President of
                               Logistics and Planning 1993-1998

Debra A. Lawson          43    Vice President of Human Resources since 1997;
                               Vice President Administration-Milwaukee
                               Division 1994-1996

John E. Paterson         51    Vice President-Distribution since 1997;
                               Vice President of Operations-Milwaukee
                               Division 1993-1996

Robert D. Ranus          58    Vice President and Chief Financial Officer
                               since 1987; Director since 1987
                               (term expires 2000)

Michael J. Schmitt       50    Vice President-Sales and Development since
                               1995; Vice President, Northern Region 1992-
                               1995

Marion H. Sullivan       52    Vice President of Marketing since 1989

Robert E. Bartels        61    Director since 1994 (term expires 2000);
                               President and Chief Executive Officer of
                               Martin's Super Markets, Inc., South Bend,
                               Indiana

Charles R. Bonson        52    Director since 1994 (term expires 2000);
                               President of Bonson's Foods, Inc., Eagle
                               River, Wisconsin

Robert S. Gold           56    Director since 1998 (term expires 2001);
                               President and Stockholder of B. & H. Gold
                               Corporation, Gold's Market, Inc., Gold's, Inc.
                               and Gold's of Mequon, LLC in Brown Deer,
                               Milwaukee, Grafton and Mequon, Wisconsin

Gary N. Gundlach         55    Director since 1990 (term expires 1999);
                               Owner of Pick `n Save retail grocery stores in Columbus, DeForest, McFarland, Stoughton and Sun Prairie, Wisconsin

George C. Kaiser         66    Director since 1986 (term expires 2001);
                               Chairman and Chief Executive Officer Hanger
                               Tight Company since 1988; Chief Executive
                               Officer, George C. Kaiser and Co. since 1988;
                               Director of The Baird Funds, Inc. since 1992

Patrick D. McAdams       49    Director since 1995 (term expires 2001);
                               General Manager and Treasurer of McAdams, Inc.,
                               Wales, Wisconsin

Brenton H. Rupple        74    Director since 1993 (term expires 1999);
                               Retired Chairman of Robert W. Baird & Co.,
                               Milwaukee, Wisconsin

Gary R. Sarner           52    Director since 1997 (term expires 2001);
                               Chairman, Total Logistic Control, LLC since
                               1996; President and Chief Operating Officer,
                               Christiana Companies, Inc. 1992-1997

Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the ten current members of the Board of Directors, two are currently Executive Officers of Roundy's (Messrs. Lestina and Ranus) and four are "Retailer Directors" (Messrs. Bonson, Gold, Gundlach, and McAdams). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; however, the Roundy's, Inc. Voting Trust provides that in every third year, Voting Trust Certificate Holders will choose two Retailer Directors. Therefore, at any time there should be four Retailer Directors serving.

ITEM 11. Executive Compensation.
         -----------------------

The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").


               SUMMARY COMPENSATION TABLE
               --------------------------

                 Annual Compensation(2)
                                                 Long-Term
                                                Compensation    All Other
Name and                                         Securities      Compen-
Principal                                        Underlying      sation
Position              Year  Salary (1)  Bonus     Options           (3)
--------------------  ----  ----------  -------  ------------   ----------

Gerald F. Lestina      1998  $380,000   $114,000    4,000         $12,152
President and Chief    1997   371,058    105,120      -             9,994
Executive Officer      1996   338,000     95,316      -             8,645

Robert D. Ranus        1998   227,500     68,250      -             8,829
Vice President and     1997   221,077     62,496      -            11,409
Chief Financial        1996   213,000     60,066      -             9,812
Officer

Ralph D. Beketic       1998   182,000     54,600      -            13,147
Vice President         1997   177,981     50,400      -             5,562
Wholesale              1996   137,096     38,775      -             1,937

Marion H. Sullivan     1998   172,000     51,600      -             6,993
Vice President of      1997   167,981     47,520      -             8,910
Marketing              1996   146,000     41,172      -             7,211

Michael J. Schmitt     1998   160,000     48,000      -             6,880
Vice President of      1997   157,596     44,640      -             8,580
Sales & Development    1996   138,174     39,010      -             7,093


(1) Includes amounts (if any) deferred pursuant to Roundy's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column for 1998, 1997, and 1996, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 1998 - Mr. Lestina: $7,152 and $5,000. Mr.
      Ranus:  $3,829 and $5,000.  Mr. Beketic: $9,347 and $3,800.  Mr.
      Sullivan:  $2,725 and $4,268. Mr. Schmitt:  $3,192 and $3,688.
      For 1997 - Mr. Lestina:  $6,819 and $3,175.  Mr. Ranus:  $7,861
      and $3,547.  Mr. Beketic:  $2,670 and $2,891.  Mr. Sullivan:
      $6,019 and $2,891.  Mr. Schmitt:  $6,061 and $2,518. For 1996 -
      Mr. Lestina:  $6,270 and $2,375. Mr. Ranus:  $7,732 and $2,080.
      Mr. Beketic:  $666 and $1,271.  Mr. Sullivan:  $5,851 and $1,360.
      Mr. Schmitt:  $5,911 and $1,182.


Life Insurance
--------------
The executive officers of Roundy's are each covered by $250,000 of executive equity life insurance. In addition, executives are covered by a group life carve-out plan in the amount of three times salary, which is in lieu of the group term life insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan. The executive officers of Roundy's are also covered by an executive isability income insurance wrap-around plan which is in ddition to the disability income insurance provided to substantially all nonunion employees under a Roundy's-sponsored Plan.

Loan Guarantees
---------------
The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $2,000,000. There were no employee guarantees outstanding as of January 2, 1999.

Change in Control
-----------------
Roundy's has Deferred Compensation Agreements with certain executive officers, including Messrs. Lestina, Ranus, Beketic, Sullivan and Schmitt. The
Deferred Compensation Agreements provide generally that the Company will pay to the employee a "deferred compensation amount," if at any time within three years after the occurrence of a "change in control" of the Company, the employee's employment is terminated by the Company, other than for "good cause." If the termination date occurs within two years after the date on which a "change in control" occurs, the "deferred compensation amount" will be equal to the "monthly benefit amount" times twenty-four. If the termination date occurs more than two years, but not more than three years, after the date on which a "change of control" occurs, the "deferred compensation amount" will be equal to the "monthly benefit amount" times twenty-four minus the number of calendar months between the date two years after the date on which a "change of control" occurs and the termination date. The "monthly benefit amount" is equal to 1/12 of the employee's annual base salary. The number by which the "monthly benefit amount" is multiplied to determine the "deferred compensation amount" is defined as the "monthly multiplier." If the employee becomes entitled to the payment of a "deferred compensation amount," the Company will continue to provide to the employee those health and life insurance benefits to which the employee was entitled as of the termination date for that number of months following the termination date which is equal to the "monthly multiplier."

Deferred Compensation Plan
--------------------------
The Company established a Deferred Compensation Plan (the "Plan"), applicable to Officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Director approves an amount in excess of that limit. For 1998, the Board of Directors approved an annual deferral of $136,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten-year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

Severance and Non-Competition Agreement
---------------------------------------
Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment
(for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina a "severance benefit" over a period of two years following the termination date, without interest, provided that if such termination occurs within a three year period following a "change in control," as defined in the agreement, then the entire amount of the severance benefit shall be paid in a lump sum within 30 days after the termination date. The "severance benefit" means the sum of the following multiplied by two: (i) Mr. Lestina's annual base salary in effect as of the termination date; plus (ii) the amount of any bonus paid or payable to Mr. Lestina for the preceding fiscal year.
Upon a termination, Roundy's will continue to provide to Mr. Lestina those health and life insurance benefits to which he was entitled as of the termination date, for a period of two years. If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Lestina and his spouse.

For a period of one year following the termination of Mr. Lestina's employment under circumstances giving rise to Roundy's obligation to pay the severance benefit under this agreement, Mr. Lestina agrees not to compete with Roundy's in the states of Wisconsin, Michigan, Illinois, Indiana and Ohio, plus to the extent not included in those states, the area encompassed within a radius of 400 miles of any warehouse or distribution facility operated by Roundy's, or any affiliate of Roundy's, as of the termination date.

Other
-----
Pursuant to a resolution of the Board of Directors of Roundy's, if Mr. Ranus ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Ranus and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Ranus and his spouse.

Stock Incentive Plan
---------------------
Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Executive Compen-sation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on a vesting schedule which ranges from 20% at the date of grant to 100% eight years from the date of grant.
SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the fair market value, as defined in the plan, per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

Option/SAR Grants
-----------------

During fiscal 1998 Mr. Lestina was the only Named Executive Oficer who was granted options or SARS. The following table provides information regarding such grants.

                   Number of    % of                                       Potential Realizable
                   Secuirities  Total Op-                                    Value at Assumed
                   Underlying   tions/SARS   Exer-                         Annual Rates of Stock
                   (A)Options   Granted      cise or                        Price Appreciation
                   (B)SARS      Employees    Base Price                       for Option Term
Name               Granted(1)   in 1998(2)   ($/Share)   Expiration Date   5%($)      10%($)
-----------------  ----------  -----------   ---------   ---------------   -------    ----------
Gerald F. Lestina  (A) 4,000   95.2          104.35      3/31/2008         262,520    665,240
                   (B)  -      -                 -        -                  -          -


(1) These options become exercisable in accordance with the vesting schedule under the plan.
(2) Roundy's granted options representing 4,200 shares and 800 freestanding SARs to employees in 1998.

Option/SAR Exercises
--------------------

The following table provides information on the Named Executive Officers' option and SAR exercises in 1998 and the value of unexercised options at January 2, 1999.

                                              Number of
                                             Unexercised
                     Shares                  (A)Options       Value ($) of
                    Acquired                   (B)SARs        Unexercised In-The
                   on Exercise               at 01/02/99      Money (A)Options
                   (A)Options    Value($)    Exercisable/     (B)SARs at 01/02/99
Name                (B)SARs      Realized   Unexercisable     Exercisable/Unexercisable
-----------------  -----------  ----------  --------------    -------------------------
Gerald F. Lestina     (A)  -     -          17,500/4,000      871,825  41,800
                      (B)  -     -           -         -         -       -

Robert D. Ranus       (A)  -     -          10,500/ -         597,725    -
                      (B)  -     -           -         -         -       -

Ralph D. Beketic      (A)  -     -           1,900/100         78,520   5,605
                      (B)  -     -           1,600/400         75,910  20,515

Marion H. Sullivan    (A)  -     -           1,300/200         77,950  11,775
                      (B)  -     -           2,150/350        114,045  19,230


Michael J. Schmitt    (A)  -     -           2,700/800        147,530  41,595
                      (B)  -     -           1,300/200         77,950  11,775



Retirement Plan
----------------
Benefits under the Roundy's, Inc. Retirement Plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by 1% of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years.

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on January 2, 1999, at the age of 65:


Average Annual
Compensation                      Annual Pension After Specified
During Last                          Years of Credited Service
Five Completed
Calendar Years    10 Years   15 Years    20 Years   25 Years    30 Years    35 Years
--------------    --------   --------    --------   --------    --------    --------
$100,000          $20,000    $30,000     $40,000    $ 50,000    $ 55,000    $ 60,000
125,000            25,000     37,500      50,000      62,500      68,800      75,000
150,000            29,800     44,700      59,600      74,500      82,000      89,400
175,000            30,800     46,200      61,600      77,000      84,700      92,400
200,000            31,100     46,700      62,400      78,100      86,100      93,900
225,000            33,000     50,700      68,300      85,900      95,800     104,700
250,000            35,000     54,600      74,200      93,800     105,600     115,400
300,000            37,300     59,200      81,200     103,100     117,300     128,300
400,000            37,300     59,200      81,200     103,100     117,300     128,300
450,000            37,300     59,200      81,200     103,100     117,300     130,000
500,000            37,300     59,200      81,200     103,100     122,800     130,000


All of the Named Executive Officers are covered by the Roundy's, Inc. Retirement Plan. Their average annual compensation would be the combined amount listed under Salary and Bonus shown in the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers is as follows: Mr. Lestina: 29 years, Mr. Ranus: 12 years,
Mr. Beketic:  8 years, Mr. Sullivan:  11 years, and Mr. Schmitt:  21 years.

Supplemental Plan
-----------------
Messrs. Lestina, Ranus, Beketic and Sullivan participate in the Roundy's, Inc. Supplemental Employee Retirement Plan (the "Supplemental Plan") which is designed to supplement the retirement benefits which are payable through the Roundy's, Inc. Retirement Plan (the "Retirement Plan"), so that the effects of the limitation on compensation under the Retirement Plan due to Section 401(a) (17) of the Internal Revenue Code are eliminated. The benefit under the Supplemental Plan is equal to the difference between (i) 50% of the participant's final average annual earnings for the last 5 years and (ii) the value of the participant's benefits under the Retirement Plan, payable in the form of a 15 year term certain annuity. A survivor benefit is payable to the participant's beneficiary. The Company established a Trust to hold assets to be used to pay benefits under the Supplemental Plan, however, the rights of any participant, beneficiary or estate to benefits under the Supplemental Plan are solely those of an unsecured creditor of Roundy's. Roundy's has purchased life insurance policies on the lives of the participant's to fund its liabilities under the Supplemental Plan.

Directors Compensation
----------------------

Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1998; outside Directors each received $15,000, prorated on an annual basis, plus $500 per Board of Directors meeting plus $500 per committee meeting not held the same day as a Board of Directors meeting for their services during 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class
B Common, $1.25 par value. On January 2, 1999, 11,900 shares of Class A Common and 1,127,053 shares of Class B Common were outstanding. Roundy's as a Voting Trust (the "Trust") which was established in August, 1971
(was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time Roundy's was organized. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein.
The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. As of March 30, 1999, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to avote of stockholders (including the election of one Retailer Director each year and two every three years), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Victor C. Burnstad, Bronson J. Haase, Edward G. Kitz, Gerald F. Lestina, David J. Spiegelhoff, and Robert R. Spitzer. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Burnstad is President and Stockholder of Burnstad Bros., Inc., a stockholder-customer of Roundy's. Mr. Spiegelhoff is Vice President of Portage Pick 'n Saves, Inc. and Spiegelhoff Super Food Market, Inc., stockholder-customers of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees. There is currently one trustee position vacant. Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one Trustee must always be a stockholder-customer
(or a principal of an entity which is a stockholder-customer) of Roundy's.

The following table sets forth the beneficial ownership of equity securities of Roundy's as of March 30, 1999, by (i) each director; (ii) each Named Executive Officer; (iii) all directors and executive officers as a group; and (iv) each person who is known to the Company to be the beneficial owner of 5% or more of either of the outstanding classes shown. Except as set forth in the table below, no other person (or group who, directly or indirectly, through any relationship , has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Voting Trust Certificates representing shares of Class A Common, or Roundy's Class B Common Stock.


                                               Beneficial Ownership (1)
                                   ---------------------------------------
                                      Class A Common      Class B Common
                                   ---------------------------------------
                                     Number   Percent    Number  Percent
                                       of       of         of      of
                                     Shares    Class     Shares   Class
                                                (2)                (2)
                                   --------  -------     -------  --------
Woodman's Food Market, Inc. (3)      700      5.98%      104,827   9.02%
McAdams, Inc. (4)                    700      5.98%       76,988   6.63%
Mega Marts, Inc. and NDC, Inc (5)  1,600     13.68%      126,443  10.88%
Ultra Mart, Inc. (6)                 700      5.98%       55,025   4.74%
Gerald F. Lestina (7)               -(8)      -(8)        21,939   1.86%
Robert D. Ranus (9)                 -(8)      -(8)        14,875   1.27%
George C. Kaiser (10)               -(8)      -(8)         4,167      *
Brenton H. Rupple                   -(8)      -(8)           300      *
Robert E. Bartels (11)              -(8)      -(8)         4,916      *
Gary R. Sarner                      -(8)      -(8)           833      *
George E. Prescott (12)              600      5.13%       80,798   6.95%
Gary N. Gundlach (13)                500      4.27%       26,475   2.28%
Robert S. Gold (18)                  400      3.42%       34,340   2.96%
Charles R. Bonson (14)               200      1.71%       21,027   1.81%
Patrick D. McAdams (4)               700      5.98%       76,988   6.63%
Ralph D. Beketic (15)               -(8)      -(8)         1,900      *
Marion H. Sullivan (16)             -(8)      -(8)         1,300      *
Michael J. Schmitt (17)             -(8)      -(8)         4,517      *
All Directors and Executive        1,800     15.38%      226,827  18.80%
Officers as a Group (19)


(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2)  Asterisk (*) denotes less than 1%.
(3) Voting and investment power over the shares owned by Woodman's Food Market, Inc., whose address is 2919
     North Lexington, Janesville, Wisconsin 53545, is solely held by its owner, Willard R. Woodman, Jr.
(4) Voting and investment power over the shares owned by McAdams, Inc., whose address is 1807 North Wales Road, Wales, Wisconsin 53183, is solely held by its owner, John A. McAdams. The shares shown for Patrick D.
     McAdams reflect all shares owned by McAdams, Inc. of which Patrick D. McAdams is General Manager and Treasurer.
(5) Voting and investment power over the shares owned by Mega Marts, Inc. and NDC, Inc., whose address is 150 W. Holt Avenue, Milwaukee, Wisconsin 53207, is solely held by a trust.
(6) Voting and investment power over the shares owned by Ultra Mart, Inc., whose address is W173 N9170 St.
     Francis Drive, Menomonee Falls, Wisconsin 53051, is solely held by its owner, Robert A. Farrell.
(7) Includes options for 18,833 shares that are exercisable within 60 days of March 30, 1999.
(8) The Class A Common may only be held by the owners ("stockholder-customers") of retail grocery stores serviced by Roundy's.
(9) Includes options for 10,500 shares that are exercisable within 60 days of March 30, 1999.
(10) Includes 167 shares owned by FTC Master Profit Sharing Plan for George C. Kaiser & Company.
(11) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(12) Includes 600 shares of Class A Common Stock and 52,040 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 11,895 shares of Class B Common Stock owned by the George E. Prescott and Judith A. Prescott Revocable Trust of which George
     E. Prescott is Trustee; also includes 16,863 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 16,863 shares Mr. Prescott disclaims beneficial ownership.
(13) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of G.E.M., Inc. of which Mr. Gundlach is principal shareholder.
(14) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(15) Includes options for 1,900 shares that are exercisable within 60 days of March 30, 1999.
(16) Includes options for 1,300 shares that are exercisable within 60 days of March 30, 1999.
(17) Includes options for 2,700 shares that are exercisable within 60 days of March 30, 1999.
(18) Relates to shares owned by Robert S. Gold, as a sole proprietor, and B. & H. Gold Corp., Gold's Market, Inc., Gold's, Inc. and Gold's of Mequon, LLC, of which Mr. Gold is principal shareholder.
(19) The group of directors and executive officers who control stockholder-customers and therefor may beneficially own Class A Common (see Note (4)) consists of four (4) persons: Messrs. Gold, Gundlach, Bonson and McAdams. The group of directors and executive officers who own or may own Class B Common consists of twenty
     (20) persons. The total shown for Class B Common for the group includes options for 44,433 shares that are exercisable within 60 days of March 30, 1999, but does not include options for an additional 4,567 shares that have been granted but are not exercisable within 60 days of March 30, 1999.

ITEM 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

Messrs. Bartels, Bonson, Gold, Gundlach, and McAdams, directors of Roundy's, Messrs. Burnstad, and Spiegelhoff, Trustees of the Voting Trust, and Woodman's Food Market, Inc., Mega Marts, Inc. (and NDC, Inc.), Ultra Mart, Inc. and Prescott Supermarkets, Inc., beneficial owners of more than 5% of the outstanding Voting Trust Certificates, each own and/or operate retail food stores which purchase merchandise from the Company as a supplier in the ordinary course of business. Retail food stores owned by directors or Retailer Trustees purchase from the Company on the same basis and conditions as all other stockholder-customers of Roundy's. During the last 3 years, the aggregate amount of purchases from the Company for each of the foregoing were as follows:

                                   1998          1997             1996
                               ------------   ------------   ------------
Robert E. Bartels              $118,724,800   $114,306,000   $ 96,608,000
Charles R. Bonson                14,043,000      8,471,000      7,616,000
Victor C. Burnstad               20,540,000     19,320,000     19,053,000
Robert S. Gold                   61,681,000     52,712,000     48,212,000
Gary N. Gundlach                 48,643,000     47,514,000     46,680,000
Patrick D. McAdams               88,239,000     70,639,000     63,003,000
David J. Spiegelhoff             39,948,000     20,469,000     19,278,000
Woodman's Food Market, Inc       54,195,000     51,395,000     52,805,000
Mega Marts, Inc. and NDC,Inc.   294,483,000    271,690,000    219,310,000
Ultra Mart, Inc.                 96,383,000     93,015,000     90,722,000
Prescott Supermarkets, Inc       81,668,000     78,218,000     70,757,000


Ultra Mart, Inc. agreed to sublease land and buildings from the Company for a period of five to 15 years at seven store sites, for an aggregate annual rental of approximately $2,500,000.

Prescott Supermarkets, Inc. has agreed to sublease land and buildings from the Company for periods of one to 14 years at five store sites, for an aggregate annual rental of approximately $1,724,000.

Gary N. Gundlach has agreed to sublease land and buildings from the Company for periods of 10 to 16 years at four store sites, for an aggregate annual rental of approximately $926,000.

McAdams, Inc. agreed to sublease land and buildings from the Company for periods of 11 and 12 years at two store sites, for an aggregate annual rental of approximately $555,000.

Mega Marts, Inc. agreed to sublease land and buildings from the Company for periods of one to 16 years at seven store sites and one additional storage site, for an aggregate annual rental of approximately $2,320,000.

B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc. and Gold's of Mequon, LLC, have agreed to sublease land and buildings from the Company for periods of seven to 25 years at four store sites, for an aggregate annual rental of approximately $1,206,000.

Burnstad Bros., Inc. has agreed to sublease land and a building from the Company for a period of four years, for an annual rental of approximately $44,000. In November, 1997, Burnstad Bros., Inc. issued promissory notes to Roundy's, Inc. in the amount of $48,200. The amount outstanding as of February 27, 1999 was $24,000.

Spiegelhoff's Super Food Market, Inc. and Portage Pick `n Save's, Inc., have agreed to sublease land and buildings from the Company for periods of eight to 18 years at four store sites, for an aggregate annual rental of approximately $1,065,000.

The Company has made payments in fiscal 1998 aggregating $1,650,800 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended January 2, 1999, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for each of the three years in the period ended January 2, 1999, January 3, 1998 and December 28, 1996.
     Consolidated Balance Sheets at January 2, 1999 and
          January 3, 1998
     Statements of Consolidated Stockholders' Equity for each of the three years in the period ended January 2, 1999, January 3, 1998 and December 28, 1996
     Statements of Consolidated Cash Flows for each of the three years in the period ended Janaury 2, 1999, January 3, 1998 and December 28, 1996.
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules as of January 2, 1999
                                                              Page

          Independent Auditors' Report....................... 27

          Schedule VIII - Valuation and qualifying
                         accounts...........................  28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

3.1   Articles of Incorporation of the Registrant, as
      amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended February 24, 1998,
      incorporated herein by reference to Exhibit 3.2 of
      Registrant's Annual Report on Form 10-K for fiscal
      year ended January 3, 1998, filed with the Commission
      on April 2, 1998, Commission File No. 33-57505.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees,
      incorporated herein by reference to Exhibit 4.1 of
      the Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 33-
      57505 (included as Exhibit D to the prospectus which
      forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and
      Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated
      herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance
      Company, The Ohio National Life Insurance Company,
      Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by
      reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993,
      Commission File No. 2-66296.
4.4   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      prospectus which forms a part of the Registration
      Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The
      Variable Annuity Life Insurance Company, The Life
      Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated
      herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6   Form of Subscription Agreement, incorporated by
      reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit A to the prospectus which forms
      a part of the Registration Statement).
4.7   Form of Buying Deposit Agreement, incorporated by
      reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995
      (included as Exhibit B to the prospectus which forms
      a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on
      February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998 (included as Exhibit C
      to the prospectus which forms a part of the
      Registration Statement).
4.9   First Amendment dated May 1, 1996 to Note Agreements
      dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly
      period ended June 29, 1996, filed with the Commission
      on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix
      American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance
      Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman
      Accident and Life Company, incorporated herein by
      reference to Exhibit 4.17 of Registrant's Form 10-Q
      for the quarterly period ended June 29, 1996, filed
      with the Commission on August 13, 1996, Commission
      File No. 33-57505.
4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent),
      incorporated herein by reference to Exhibit 4.11 of
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 33-
      57505.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with
      the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of
      Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1 Deferred Compensation Agreement between the Registrant
      and certain executive officers including Messrs. Ranus,
      Beketic, Sullivan and Schmitt, incorporated herein by
      reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a) Amendment to Deferred Compensation Agreement between the
      Registrant and certain executive officers including Messrs.
      Ranus, Beketic, Sullivan and Schmitt, dated March 31,1998, incorporated herein by reference to Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein
      by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      1999 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F.
      Lestina, incorporated herein by reference to Exhibit
      10.4 of Registrant's Registration Statement on Form S-
      2 dated April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.5  1991 Stock Incentive Plan, as amended June 3, 1998,
      incorporated herein by reference to Exhibit 10.6 of
      Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10,
      1998, Commission File No. 33-57505.
10.6 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
10.7 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
10.8 Form of Second Amendment to Deferred Compensation Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
13    Portions of 1998 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by
      reference, the Annual Report to Stockholders shall
      not be deemed to be filed with the Securities and
      Exchange Commission as part of this Annual Report on
      Form 10-K)
21    Subsidiaries of Roundy's, Inc.
27    Financial Data Schedule.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1998.



INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of January 2, 1999 and January 3, 1998, and for each of the three years in the period ended January 2, 1999 and have issued our report thereon dated February 19, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc. listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 19, 1999




                                                                SCHEDULE VIII

                                         ROUNDY'S, INC. AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS

                               COLUMN       COLUMN      COLUMN        COLUMN           COLUMN
                                 A            B           C             D                E

                                                      ADDITIONS

                                              (1)          (2)
                              Balance at    Charged      Charged                     Balance
                              Beginning     To Cost      To Other                     At End
Description                   Of Period     & Expenses   Accounts   Deductions(A)   of Period
---------------------------   ----------    -----------  --------   -------------   -----------
YEAR ENDED January 2, 1999:
Allowance for Losses:
Current receivables           $5,648,700     $1,473,500              $ 760,600       $6,361,600
Notes receivable, long term    5,299,000        716,000                  -            6,015,000

YEAR ENDED January 3, 1998:
Allowance for Losses:
Current receivables:          $6,314,700     $2,389,100              $3,055,100      $5,648,700
Notes receivable, long term    5,576,000          -                     277,000       5,299,000

YEAR ENDED December 28, 1996:
Allowance for Losses:
Current receivables           $8,431,300     $4,367,600              $6,484,200      $6,314,700
Notes receivable, long term    4,641,000        935,000                   -           5,576,000


(A)  Amounts in Column D represent accounts written off less recoveries.





                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D. RANUS
-----------------------------           --------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

ROBERT E. BARTELS                       GERALD F. LESTINA
------------------                      -------------------
Robert E. Bartels                       Gerald F. Lestina
March 30, 1999                          March 30, 1999
(Director)                              (Director)

                                        PATRICK D. MCADAMS
------------------                      -------------------
Charles R. Bonson                       Patrick D. McAdams
March 30, 1999                          March 30, 1999
(Director)                              (Director)

ROBERT S. GOLD                          ROBERT D. RANUS
---------------                         ---------------
Robert S. Gold                          Robert D. Ranus
March 30, 1999                          March 30, 1999
(Director                               (Director)

GARY N. GUNDLACH                        BRENTON H. RUPPLE
----------------                        ------------------
Gary N. Gundlach                        Brenton H. Rupple
March 30, 1999                          March 30, 1999
(Director)                              (Director)

GEORGE C. KAISER                        GARY R. SARNER
----------------                        ---------------
George C. Kaiser                        Gary R. Sarner
March 30, 1999                          March 30, 1999
(Director)                              (Director)


               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended January 2, 1999 is incorporated by reference in this report.

Registrant does not furnish proxy soliciting material to its securityholders.






INDEX TO EXHIBITS


Exhibit                  Description

3.1   Articles of Incorporation of the Registrant, as
      amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the
      Commissiion on April 2, 1998, Commission File No. 33-
      57505.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees,
      incorporated herein by reference to Exhibit 4.1 of
      the Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-
      57505 (included as Exhibit D to the prospectus which
      forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and
      Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated
      herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance
      Company, The Ohio National Life Insurance Company,
      Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by
      reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.4   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      prospectus which forms a part of the Registration
      Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The
      Variable Annuity Life Insurance Company, The Life
      Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated
      herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended
      January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6   Form of Subscription Agreement, incorporated by
      reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.7   Form of Buying Deposit Agreement, incorporated by
      reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus which forms a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on
      December 12, 1989, incorporated by reference to
      Exhibit 4.16 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505) filed with the
      Commission on January 30, 1995 (included as Exhibit C
      to the prospectus which forms a part of the
      Registration Statement).
4.9   First Amendment dated May 1, 1996 to Note Agreements
      dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly
      period ended June 29, 1996, filed with the Commission
      on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix
      American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance
      Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman
      Accident and Life Company, incorporated herein by
      reference to Exhibit 4.17 of Registrant's Form 10-Q
      for the quarterly period ended June 29, 1996, filed
      with the Commission on August 13, 1996, Commission
      File No. 33-57505.
4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent),
      incorporated herein by reference to Exhibit 4.11 at Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-
      57505.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with
      the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d) Amendment 1995-2 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1  Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997.
10.1(a) Amendment to Deferred Compensation Agreement between the
      Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31,1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein
      by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987, Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      1998 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F.
      Lestina, incorporated herein by reference to Exhibit
      10.4 of Registrant's Registration Statement on Form S-
      2 dated April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.5 1991 Stock Incentive Plan, as amended June 3, 1998, incorporated herein by reference to Exhibit 10.6 of Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
10.6  Form of Stock Appreciation Rights Agreement for
      certain executive officers including Beketic,
      Sullivan and Schmitt, incorporated herein by
      reference to exhibit 10.7 of Registrant's Form 10-Q
      for the quarterly period ended October 3, 1998, filed
      with the Commission on November 10, 1998, Commission
      File No. 33-57505
10.7  Amendment to Severance and Non-Competition Agreement
      between the Registrant and Gerald F. Lestina,
      incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on
      November 10, 1998, Commission File No. 33-57505.
10.8  Form of Second Amendment to Deferred Compensation
      Agreement for certain executive officers including
      Ranus, Beketic, Sullivan and Schmitt, incorporated
      herein by reference to exhibit 10.9 of Registrant's
      Form 10-Q for the quarterly period ended October 3,
      1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
13    Portions of 1998 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by reference, the Annual Report to Stockholders shall not be deemed to be filed with the Securities and
      Exchange Commission as part of this Annual Report on
      Form 10-K)
21    Subsidiaries of Roundy's, Inc.
27    Financial Data Schedule.
(b)   Reports on Form 8-K.
      There were no reports on Form 8-K filed during the last quarter of 1998.