Form 10-Q
period 1999-04-03
ROUNDYS INC
filed 1999-05-14
CIK 314423

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 1999

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505

                              Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
-------------------------------         -------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (414) 547-7999
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at April 3, 1999
-----------------------------        ----------------------------
Common Stock, $1.25 par value

Class A (Voting)                        11,700 Shares
Class B (Non-voting)                  1,160,014 Shares










                           ROUNDY'S, INC.

                                INDEX
                                ------


                                                            Page No.
                                                            --------
PART I.        Financial Informtion:

               Consolidated Balance Sheets -                    3
                  April 3, 1999 and January 2, 1999

               Statements of Consolidated Earnings -            4
                  Thirteen Weeks Ended
                  April 3, 1999 and April 4, 1998

               Statements of Consolidated Cash Flows -          5
                  Thirteen Weeks Ended April 3, 1999
                  and April 4, 1998

               Notes to Consolidated Financial Statements       6

               Management's Discussion and Analysis of          8
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                               13

SIGNATURES                                                     14

                      PART I. FINANCIAL INFORMATION
                      -----------------------------
                     ROUNDY'S, INC. AND SUBSIDIARIES
                     ===============================
                       CONSOLIDATED BALANCE SHEETS
                    April 3, 1999 to January 2, 1999

                                      April 3, 1999       January 2,1999
                                       (Unaudited)           (Audited)
                                       ------------       --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $ 67,734,600        $ 72,094,500
  Notes and accounts receivable, less
    allowance for losses, $5,663,900
    and $6,361,600, respectively          88,803,800          78,489,000
  Merchandise inventories                155,001,000         159,743,100
  Prepaid expenses                         3,661,400           5,347,000
  Future income tax benefits               6,373,800           6,373,800
                                       -------------      --------------
    Total Current Assets                 321,574,600         322,047,400
                                       -------------      --------------

OTHER ASSETS:
  Notes receivable, less allowance for
  Losses, $6,015,000                      10,719,500          11,013,000
  Goodwill and other assets                9,944,000          10,140,600
  Other real estate                        4,081,300           4,081,300
  Deferred income tax benefit              4,492,000           4,492,000
                                       -------------      --------------
    Total Other Assets                    29,236,800          29,726,900
                                       -------------      --------------
PROPERTY AND EQUIPMENT - Net             113,215,500         110,637,300
                                       -------------      --------------
                                        $464,026,900        $462,411,600
                                       =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt  $ 21,159,700        $ 10,159,700
  Accounts payable                       161,762,900         165,801,200
  Accrued expenses                        61,792,500          56,924,600
  Income taxes                             3,650,400           4,418,600
                                       -------------      --------------
    Total Current Liabilities            248,365,500         237,304,100

LONG-TERM DEBT, LESS CURRENT MATURITIES   61,090,500          73,298,100
OTHER LIABILITIES                         17,089,600          16,998,100
                                       -------------      --------------
    Total Liabilities                    326,545,600         327,600,300
                                       -------------      --------------

REDEEMABLE CLASS B COMMON STOCK            9,007,700           9,007,700
                                       -------------      --------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                          14,700              14,900
    Non-Voting (Class B)                   1,368,500           1,327,300
                                       -------------      --------------
      Total Common Stock                   1,383,200           1,342,200

 Patronage dividends payable in common
  Stock                                                        4,060,000
 Additional paid-in capital               35,465,300          31,582,600
 Reinvested earnings                      92,756,300          89,950,000
                                       -------------      --------------
      Total                              129,604,800         126,934,800
 Less treasury stock, at cost              1,131,200           1,131,200
                                       -------------      --------------
      Total Stockholders' Equity         128,473,600         125,803,600
                                       -------------      --------------
                                        $464,026,900        $462,411,600
                                       =============      ==============
See Notes to Consolidated Financial Statements.



                   ROUNDY'S, INC. AND SUBSIDIARIES
                   ===============================
                 STATEMENTS OF CONSOLIDATED EARNINGS

                    FOR THE THIRTEEN WEEKS ENDED
                   April 3, 1999 AND April 4, 1998

                             (UNAUDITED)


                                           Thirteen Weeks Ended

                                  April 3, 1999         April 4, 1998
                                 --------------        --------------
REVENUES:
Net sales and service fees        $650,613,800          $612,427,400
Other - net                          1,028,000             1,247,100
                                  ------------          ------------
                                   651,641,800           613,674,500
                                  ------------          ------------
COSTS AND EXPENSES:
Cost of sales                      588,852,900           553,478,200
Operating and administrative        56,143,500            54,145,500
Interest                             1,634,300             1,841,700
                                  ------------          ------------
                                   646,630,700           609,465,400
                                  ------------          ------------

EARNINGS BEFORE INCOME TAXES         5,011,100             4,209,100

PROVISION FOR INCOME TAXES           2,042,000             1,715,200
                                  ------------          ------------
NET EARNINGS                      $  2,969,100          $  2,493,900
                                  ============          ============

See Notes to Consolidated Financial Statements.

                   ROUNDY'S, INC. AND SUBSIDIARIES
                   ===============================
                STATEMENTS OF CONSOLIDATED CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998
                             (UNAUDITED)

                                                     Thirteen Weeks Ended
                                                April 3, 1999    April 4, 1998
                                                -------------    -------------
Cash Flows From Operating Activities:
  Net earnings                                  $  2,969,100     $  2,493,900
Adjustments to reconcile net earnings
  To net cash provided by operating
  Activities:
  Depreciation and amortization                    4,366,700        4,889,400
  Allowance for losses                               403,300          461,300
  Loss/(Gain) on sale of assets                       94,900         (141,000)
 (Increase) Decrease in Operating Assets:
  Accounts receivable                            (10,718,100)        (296,400)
  Merchandise inventories                          4,742,100       (8,273,900)
  Prepaid expenses                                 1,685,600        1,505,500
  Other real estate                                                 3,065,500
  Goodwill and other assets                          (17,000)         (35,600)
Increase(Decrease)in Operating Liabilities:
  Accounts payable                                (4,038,300)       4,179,300
  Accrued expenses                                 4,867,900        4,537,500
  Income taxes                                      (768,200)       1,334,400
  Other liabilities                                   91,500           41,600
                                                -------------    -------------
Net cash flows provided by operating
 Activities                                        3,679,500       13,761,500
                                                -------------    ------------
Cash Flows from Investing Activities:
  Capital expenditures                            (7,248,600)      (2,288,800)
  Proceeds from sale of property and
    equipment and other productive assets            422,400          363,500
  Decrease in notes receivable                       293,500          800,700
                                                -------------    -------------
Net cash flows used in
    Investing activities                          (6,532,700)      (1,124,600)
                                                -------------    -------------

Cash Flows from Financing Activities:
  Reclass to current maturities and
    principal payments of long-term debt         (12,207,600)      (1,206,800)
  Increase in current maturities of
    long-term debt                                11,000,000
  Proceeds from sale of common stock                  11,800           59,100
  Common stock purchased                            (310,900)        (305,100)
                                                -------------    -------------
Net cash flows used by financing
  activities                                      (1,506,700)      (1,452,800)
                                                -------------    -------------
Net (decrease)increase in cash and cash
  equivalents                                     (4,359,900)      11,184,100
Cash and cash equivalents,
  beginning of period                             72,094,500       52,366,900
                                                -------------    -------------
Cash and cash equivalents, end of period         $67,734,600      $63,551,000
                                                =============    =============
Cash paid during the period: - Interest          $ 1,215,600      $   683,900
                             - Income Taxes        2,842,300          415,800

See Notes to Consolidated Financial Statements.


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 3, 1999, and January 2, 1999 and the consolidated results of operations for the thirteen weeks ended April 3, 1999 and April 4, 1998, and changes in consolidated cash flows for the thirteen weeks ended April 3, 1999 and April 4, 1998.

2) The consolidated results of operations for the thirteen weeks ended April 3, 1999 and April 4, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of April 3, 1999 and January 2, 1999, 78,464 shares were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During fiscal 1998, fire destroyed the Evansville, Indiana warehouse, inventory and equipment. The Division supplied frozen food and meat products to Roundy's customers in the Southern Midwest area. Discussions are in process with the insurance carrier relating to the inventory, building and equipment and estimated business interruption losses incurred.

     Through April 3, 1999, cash advances aggregating $7.4 million were received from the insurance carrier relative to (1) cover the cost of the inventory destroyed in the fire ($4.1 million),
     (2) a partial advance on the replacement cost of the destroyed building and equipment ($3.0 million) and (3) to cover certain costs of demolishing the building and removing debris from the site ($0.3 million). The Company has also recorded an insurance claim receivable for expenses directly related to costs incurred in connection with this fire.

     The Company elected to rebuild the facility on the existing site and completed the project in January 1999 at a cost of approximately $10.8 million. The new facility was fully operational by January 30, 1999, again supplying frozen food and meat products to Roundy's customers.

     The Company is in negotiations with the insurance carrier regarding an overall settlement of its claims--including additional expenses, building, equipment and business interruption. Due to the complexity of the claim, the Company anticipates that the final settlement may require an extended period of negotiation. However, Management believes that the Company's insurance coverage was sufficient and that the final settlement with its insurance carrier will not have a material adverse impact on the Company's future financial statements.




6) On December 8, 1998, the Company purchased a grocery retailer for approximately $4.6 million in cash. The results of this operation have been included in the consolidated financial statements since the date of the acquisition.

7) Segment Reporting. The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets. The Company's wholesale distribution segment sells to both corporate and independently owned retail food stores, while the retail segment sells directly to the consumer.

     Gross Profit represents net sales, less cost of sales.

     Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, notes receivable, corporate office facilities and equipment.

                                         Thirteen Weeks Ended

                                   April 3, 1999         April 4, 1998
                                   -------------         -------------
NET SALES:
  Wholesale                        $628,654,600          $592,028,200
  Retail                             70,824,800            69,424,900
  Eliminations                      (48,865,600)          (49,025,700)
                                   -------------         -------------
TOTAL                              $650,613,800          $612,427,400
                                   =============         =============
GROSS PROFIT:
  Wholesale                        $ 47,289,300          $ 45,071,500
  Retail                             15,255,700            14,656,100
  Eliminations                         (784,100)             (778,400)
                                   -------------         -------------
TOTAL                              $ 61,760,900          $ 58,949,200
                                   =============         =============
IDENTIFIABLE ASSETS
  Wholesale                        $308,669,700          $300,462,500
  Retail                             52,854,100            57,576,100
  Corporate                         102,503,100            93,366,500
                                   -------------         -------------
TOTAL                              $464,026,900          $451,405,100
                                   =============         =============
DEPRECIATION AND AMORTIZATION
  Wholesale                        $  1,712,300          $  2,303,300
  Retail                              1,085,600             1,133,400
  Corporate                           1,568,800             1,452,700
                                   -------------         -------------
TOTAL                              $  4,366,700          $  4,889,400
                                   =============         =============
CAPITAL EXPENDITURES
  Wholesale                        $  2,083,700          $    858,100
  Retail                                239,200                42,300
  Corporate                           4,925,700             1,388,400
                                   -------------         -------------
TOTAL                              $  7,248,600          $  2,288,800
                                   =============         =============



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
---------------------
The following is Management's discussion and analysis of certain significant factors, which have affected the Company's results of operations during the periods included in the accompanying statements of consolidated earnings.

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                     Comparison of
                              13 Weeks Ended April 3, 1999
                                   and April 4, 1998
                              -----------------------------
                                  Increase/<Decrease>
                              -----------------------------

Net sales and service fees         $38,186,400     6.2%
Cost of sales                       35,374,700     6.4
Operating and admin. expenses        1,998,000     3.7
Interest expense                      (207,400)  (11.3)
Earnings before income taxes           802,000    19.1

Net sales and service fees increased approximately $38.2 million during the first quarter of 1999 as compared to the first quarter of 1998. The loss of wholesale customers resulted in a decrease of approximately $12.0 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $8.5 million. New Company-owned stores resulted in an increase of approximately $5.2 million. Sales by existing Company-owned stores increased $4.8 million. Sales to new and existing wholesale customers increased $48.7 million. This increase over the first quarter of 1998 is partially due to the Easter Holiday being in the first quarter of 1999.

Cost of sales approximated 90.5% and 90.4% of net sales and service fees for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively.

Operating and administrative expenses approximated 8.6% and 8.8% of net sales and service fees for the thirteen weeks ended April 3, 1999 and April 4, 1998, respectively.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended April 3, 1999 as compared to the quarter ended April 4, 1998.

No patronage dividends have been accrued as of April 3, 1999. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.7% in 1999 and 1998.


Liquidity and Capital Resources
-------------------------------
The Company's current ratio decreased slightly from 1.36:1 at year-end to 1.29:1 at April 3, 1999. The consolidated long-term debt to equity ratio has decreased from 0.54:1 at January 2, 1999 to 0.44:1 at April 3, 1999, partially due to increased equity levels and partially due to an $11.0 million reclass of long-term debt to current maturities of long-term debt.

Stockholders' equity, including redeemable common stock, increased approximately $2.7 million due to reinvested earnings of $3.0 million offset by common stock purchases of $0.3 million.

YEAR 2000
---------
Many computer software applications, hardware and equipment and embedded systems identify dates using only the last two digits of the year or contain inherent date limitations in their programming language. These products may be unable to properly recognize or handle dates before, in or after the year 2000, causing the applications, equipment or systems to fail or produce incorrect information. These potential problems are commonly referred to as "Year 2000 Issues."

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

State of Readiness
------------------
The Company had developed comprehensive plans to address the possible impact of the Year 2000 Issue on operations throughout its divisions. A Year 2000 Team has been organized to coordinate activities necessary to assure that key automated systems and related processes will remain functional through the Year 2000. Progress is being monitored and reported to management and to the Board of Directors on a periodic basis.

The Company's efforts to address the Year 2000 Issue can be grouped into three major categories: information technology (IT) systems, Non-IT systems, and third party relationships. Within each category there are generally four phases: (i) assessment of the extent of potential Year 2000 Issues and risk exposures, as well as contingency planning; (ii) remediation or replacement of non-compliant software or equipment; (iii) testing of remediated or replaced software or equipment; and (iv) implementation of fully tested compliant systems.



IT Systems. The Company has identified three IT systems it considers most critical to its operations: (a) procurement, including electronic data interchange (EDI) systems with product suppliers; (b) warehouse management, order processing and distribution systems; and (c) general control systems (which include financial reporting, billing and collection, and other administrative systems). The Company operates through several divisions, some of which are farther along than others in addressing Year 2000 Issues. While in certain instances the Company may rely extensively upon representations of software vendors as to Year 2000 compliance, the Company has generally adopted an approach of thoroughly testing critical IT systems (using internal and external resources) in order to satisfy itself as to Year 2000 compliance.

Non-IT Systems. The Company is in the process of reviewing all of its communication systems (phone and data transmission systems), fax machines, photocopiers, postage machines, elevators, HVAC systems, security systems and other Non-IT systems for purposes of determining whether Year 2000 Issues exist. When available, written certifications of Year 2000 compliance for these systems will be obtained. The Company's operations are, in part, dependent upon embedded microprocessors in equipment used to physically sort, store, and move inventory.

Status and Targeted Completion Date of IT and Non-IT System Activities. In general, on an enterprise-wide basis, as of April 3, 1999, the Company has completed the approximate percentages of its expected Year 2000 activities for its systems set forth in the following table. These percentages are Management's estimates derived largely from the percentage of anticipated expenditures that has been spent through April 3, 1999. The table also shows the targeted date for the substantial completion of each Year 2000 activity:



                    Assessment         Remediation             Testing          Implementation
                    ----------         -----------             -------          --------------
  System         Percent  Target      Percent  Target      Percent  Target      Percent  Target
                Complete  Comple-    Complete  Comple-    Complete  Comple-    Complete  Comple-
                          tion Date            tion Date            tion Date            tion Date
                -------------------  -------------------  -------------------  -------------------
IT
Systems:
Procurement      100%       -         100%      -           100%     -            5%     7/99

Warehouse/
Distribution     100%       -         100%      -            95%    4/99         90%     7/99

Control
Systems          100%       -         100%      -            95%    4/99         90%     4/99

Non-IT System:

Office Systems   100%       -         100%      -           100%     -          100%      -

Facilities       100%       -         100%      -           100%     -          100%      -

Other Non
- IT Systems     100%       -          n/a      -            n/a     -          100%      -


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

Overall Risk Assessment and Contingency Planning.  The
Company's business depends upon its ability to deliver inventory to its customers in a timely fashion. The Company believes that the most reasonable likely worst case scenario associated with the Year 2000 Issue is if, as a result of disruptions or malfunctions, the Company is unable to process and deliver customer orders consistent with the time-sensitive nature of this process. The extent of such potential impact cannot be determined with reliability at this time due, in large part, to the lack of comprehensive information as to the Year 2000 readiness of the Company's business partners (which the Company is attempting to assemble). The Company is developing contingency plans designed to minimize the risk of such disruptions. These contingency plans include the development of backup procedures, identification of alternate suppliers, and the establishment of processes designed to provide the Company with adequate inventory and timely distribution to meet the needs of its customers. The Company is working with key suppliers and customers to develop action and contingency plans designed to achieve a timely and accurate flow of inventory. These plans are expected to be in place approximately July 1999.

Contingency plans for internal operating systems are expected to be in place by June 1999.

Costs to Address the Year 2000 Issue. The Company estimates total costs to be incurred to address the Year 2000 Issue will be approximately $8.8 million, of which approximately $6.8 million had been spent as of April 3, 1999. Of the total cost, approximately $6.9 million (78%) will be spent on remediation and testing, and approximately $1.3 million (15%) will be spent to upgrade packaged software applications. Incremental costs, including the costs of third-party contractors to modify existing systems and internal costs, are expensed as incurred, with the funds coming from the Company's general operations, and are included in Other Operating and Administrative Expense.


The Company has deferred certain IT projects as a result of its focus on Year 2000 issues; however, the deferrals are not expected to have a material impact on the Company's business or financial condition.



General. The Company believes it is taking reasonable steps which, when fully implemented, will prevent major business interruptions and will minimize the Company's risk of exposure to liability to third parties due to the Year 2000 Issue. There can be no assurance, however, that the Company will be successful in its efforts. Further, the costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete the projects described above are based upon management's best estimates. There also can be no assurance that these estimates will prove to be accurate, and the actual cost and progress on these projects could differ materially from those currently anticipated. The reasonableness of the Company's efforts, and the project time lines and budgets, were derived based on information the Company believes to be reliable and by making numerous assumptions regarding future events. Specific factors that could cause actual results to differ include, but are not limited to, (i) the Company's ability to assess, remediate, test and implement all relevant computer hardware and software and embedded technology, (ii) the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, and (iii) the adequacy of the Company's contingency plans, which are dependent in part upon the involvement and cooperation of third-parties over whom the Company has no control, and similar uncertainties.




                           II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - - None

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended April 3, 1999.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ROUNDY'S, INC.
                                        (Registrant)





Date:     May 14, 1999             ROBERT D. RANUS
                                   ---------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)