Form 10-Q
period 1999-07-03
ROUNDYS INC
filed 1999-08-09
CIK 314423

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 1999

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505

                              Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
  ------------------------------        -----------------------
  (State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
----------------------------------------     ---------
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



          Class                      Outstanding at July 3, 1999

Common Stock, $1.25 par value

Class A (Voting)                        11,600 Shares

Class B (Non-voting)                  1,153,044 Shares










                            ROUNDY'S, INC.

                                 INDEX



                                                            Page No.

PART I.        Financial Informtion:

               Consolidated Balance Sheets -                    3
                  July 3, 1999 and January 2, 1999

               Statements of Consolidated Earnings -            4
                  Thirteen Weeks and Twenty-six Weeks
               Ended
                  July 3, 1999 and July 4, 1998

               Statements of Consolidated Cash Flows -          5
                  Twenty-six Weeks Ended July 3, 1999
                  and July 4, 1998

               Notes to Consolidated Financial Statements       6

               Management's Discussion and Analysis of          8
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                               13

SIGNATURES                                                     14

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    July 3, 1999 and January 2, 1999

                                           July 3, 1999       January 2, 1999
ASSETS                                     (Unaudited)         (Audited)
CURRENT ASSETS:                            -------------      ---------------
  Cash and cash equivalents                $ 78,174,400         $ 72,094,500
  Notes and accounts receivable, less
   allowance for losses, $6,040,300
   and $6,361,600, respectively              84,762,800           78,489,000
  Merchandise inventories                   159,415,000          159,743,100
  Prepaid expenses                            2,580,800            5,347,000
  Future income tax benefits                  6,373,800            6,373,800
                                           -------------       --------------
      Total Current Assets                  331,306,800          322,047,400
                                           -------------       --------------

OTHER ASSETS:
  Notes receivable, less allowance for
  losses of $6,015,000                       11,143,500           11,013,000
  Goodwill and other assets                   9,838,500           10,140,600
  Other real estate                           4,981,300            4,081,300
  Deferred income tax benefit                 4,492,000            4,492,000
                                           -------------       --------------
    Total Other Assets                       30,455,300           29,726,900
                                           -------------       --------------
PROPERTY AND EQUIPMENT - Net                116,340,900          110,637,300
                                           -------------       --------------
                                           $478,103,000         $462,411,600
                                           =============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt     $ 24,731,200         $ 10,159,700
  Accounts payable                          162,873,900          165,801,200
  Accrued expenses                           67,667,200           56,924,600
  Income taxes                                6,351,700            4,418,600
                                           -------------       --------------
    Total Current Liabilities               261,624,000          237,304,100

LONG-TERM DEBT, LESS CURRENT MATURITIES      57,511,400           73,298,100
OTHER LIABILITIES                            17,589,700           16,998,100
                                           -------------       --------------
    Total Liabilities                       336,725,100          327,600,300
                                           -------------       --------------

REDEEMABLE CLASS B COMMON STOCK               8,214,200            9,007,700
                                           -------------       --------------
STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                             14,500               14,900
    Non-Voting (Class B)                      1,368,500            1,327,300
                                           -------------       --------------
      Total Common Stock                      1,383,000            1,342,200

 Patronage dividends payable in common
  stock                                                            4,060,000
 Additional paid-in capital                  36,463,900           31,582,600
 Reinvested earnings                         96,448,000           89,950,000
                                           -------------       --------------
      Total                                 134,294,900          126,934,800
 Less Treasury Stock, at cost                 1,131,200            1,131,200
                                           -------------       --------------
      Total Stockholders' Equity            133,163,700          125,803,600
                                           -------------       --------------
                                           $478,103,000         $462,411,600
                                           =============       ==============
See Notes to Consolidated Financial Statements.


                         ROUNDY'S, INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED EARNINGS

                FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                          JULY 3, 1999 AND JULY 4, 1998

                                 (UNAUDITED)


                                          Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                    July 3, 1999        July 4, 1998        July 3, 1999        July 4, 1998
                                   --------------      --------------      ---------------     ---------------
REVENUES:
Net sales and service fees         $666,913,400        $656,286,300        $1,317,527,200      $1,268,713,700
Other - net                           1,321,200           1,285,300             2,349,200           2,532,400
                                   --------------      --------------      ---------------     ---------------
                                    668,234,600         657,571,600         1,319,876,400       1,271,246,100
                                   --------------      --------------      ---------------     ---------------
COSTS AND EXPENSES:
Cost of sales                       601,406,600         594,092,300         1,190,259,500       1,147,570,500
Operating and administrative         57,253,400          54,401,100           113,396,900         108,546,600
Interest                              1,628,200           1,846,100             3,262,500           3,687,800
                                   --------------      --------------      ---------------     ---------------
                                    660,288,200         650,339,500         1,306,918,900       1,259,804,900
                                   --------------      --------------      ---------------     ---------------
EARNINGS BEFORE INCOME TAXES          7,946,400           7,232,100            12,957,500          11,441,200

PROVISION FOR INCOME TAXES            3,238,200           2,947,100             5,280,200           4,662,300
                                   --------------      --------------      ---------------     ---------------
NET EARNINGS                       $  4,708,200        $  4,285,000        $    7,677,300      $    6,778,900
                                   ==============      ==============      ===============     ===============

See Notes to Consolidated Financial Statements.


                    ROUNDY'S, INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS
     FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998
                              (UNAUDITED)

                                                              Twenty-six Weeks Ended
                                                              July 3, 1999      July 4, 1998
                                                             --------------    --------------
Cash Flows From Operating Activities:
  Net earnings                                               $ 7,677,300       $ 6,778,900
  Adjustments to reconcile net earnings to net
  cash flows provided by operating activities:
  Depreciation and amortization                                9,087,400         9,448,300
  Allowance for losses                                           803,300         1,002,700
  Gain on sale of assets                                         (71,500)         (173,200)
(Increase) decrease in operating assets:
  Notes and accounts receivable                               (7,077,100)          533,500
  Merchandise inventories                                      2,112,100       (10,697,200)
  Prepaid expenses                                             2,769,300         2,611,300
  Other real estate                                             (900,000)        2,821,200
  Goodwill and other assets                                     (125,200)          (54,300)
Increase(decrease)in operating liabilities:
  Accounts payable                                            (2,927,300)        6,332,800
  Accrued expenses                                            10,701,600         5,008,900
  Income taxes                                                 1,933,100         3,778,300
  Other liabilities                                              591,600            77,000
                                                             ------------      ------------
Net cash flows provided by operating activities               24,574,600        27,468,200
                                                             ------------      ------------

Cash Flows From Investing Activities:
  Capital expenditures                                       (11,327,700)       (5,442,800)
  Proceeds from sale of property and
    equipment and other productive assets                        971,900         3,194,400
  Payment for business acquisition net
    Of cash acquired                                          (5,682,500)
  Increase in notes receivable                                  (130,500)       (1,436,800)
                                                             ------------      ------------
Net cash flows used in investing activities                  (16,168,800)       (3,685,200)
                                                             ------------      ------------
Cash Flows From Financing Activities:
  Reclass to current maturities and
    principal payments of long-term debt                     (15,786,700)       (1,215,700)
  Increase in current maturities of
    long-term debt                                            14,571,500             1,400
  Proceeds from sale of common stock                           1,425,000         1,199,000
  Common stock purchased                                      (2,535,700)       (3,898,700)
                                                             ------------      ------------
Net cash flows used in financing activities                   (2,325,900)       (3,913,500)
                                                             ------------      ------------
Net Increase in Cash and Cash Equivalents                      6,079,900        19,869,500
Cash and Cash Equivalents,
  Beginning of Period                                         72,094,500        52,366,900
                                                             ------------      ------------
Cash and Cash Equivalents, End of Period                     $78,174,400       $72,236,400
                                                             ============      ============
Cash paid during period: - Interest                          $ 3,283,700       $ 3,852,600
                         - Income Taxes                        3,411,300           981,700

            See Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of July 3, 1999 and January 2, 1999, and the results of operations for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 and changes in cash flows for the twenty-six weeks ended July 3, 1999 and July 4, 1998.

2) The results of operations for the thirteen and twenty-six weeks ended July 3, 1999 and July 4, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock, which is subject to redemption, is reflected outside of stockholders' equity. As of July 3, 1999 and January 2, 1999, 71,552 and 78,464 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During fiscal 1998, fire destroyed the Evansville, Indiana warehouse, inventory and equipment. The Division supplied frozen food and meat products to Roundy's customers in the Southern Midwest area. Discussions are in process with the insurance carrier relating to the inventory, building and equipment and estimated business interruption losses incurred.

     Through July 3, 1999, cash advances aggregating $7.4 million were received from the insurance carrier relative to (1) cover the cost of the inventory destroyed in the fire ($4.1 million), (2) a partial advance on the replacement cost of the destroyed building and equipment ($3.0 million) and (3) to cover certain costs of demolishing the building and removing debris from the site ($0.3 million). The Company has also recorded an insurance claim receivable for expenses directly related to costs incurred in connection with this fire.

     The Company elected to rebuild the facility on the existing site and completed the project in January 1999 at a cost of approximately $10.8 million. The new facility was fully operational by January 30, 1999, again supplying frozen food and meat products to Roundy's customers.

     The Company is in negotiations with the insurance carrier regarding an overall settlement of its claims-including additional expenses, building, equipment and business interruption. Due to the complexity of the claim, the Company anticipates that the final settlement may require an extended period of negotiation. However, Management believes that the Company's insurance coverage was sufficient and that the final settlement with its insurance carrier will not have a material adverse impact on the Company's future financial statements.

6) On December 8, 1998, the Company purchased a grocery retailer for approximately $4.6 million in cash. On April 12, 1999, the Company purchased a grocery retailer for approximately $5.7 Million in cash. The acquisitions have been accounted for as purchases and the results of operations have been included in the consolidated financial statements since the dates of the acquisitions.


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


                    For the thirteen weeks ended        For the twenty-six weeks ended
                    July 3, 1999    July 4, 1998         July 3, 1999      July 4, 1998
                    ------------    ------------        --------------    --------------
Net Sales
  Wholesale         $639,398,900    $636,928,000        $1,268,053,500    $1,228,956,200
  Retail              80,835,200      72,468,900           151,660,000       141,893,800
  Eliminations       (53,320,700)    (53,110,600)         (102,186,300)     (102,136,300)
                    -------------   -------------       ---------------   ---------------
      Total         $666,913,400    $656,286,300        $1,317,527,200    $1,268,713,700
                    =============   =============       ===============   ===============

Gross Profit
  Wholesale         $ 48,553,600   $  47,364,200        $   95,842,900    $   92,435,700
  Retail              17,712,000      15,547,100            32,967,700        30,203,200
  Eliminations          (758,800)       (717,300)           (1,542,900)       (1,495,700)
                    -------------  --------------       ---------------   ---------------
      Total         $ 65,506,800   $  62,194,000        $  127,267,700    $  121,143,200
                    =============  ==============       ===============   ===============
Depreciation and
    Amortization
  Wholesale         $  1,904,300   $   1,771,500        $    3,616,600    $    4,074,800
  Retail               1,325,600       1,090,100             2,411,200         2,223,500
  Corporate            1,490,800       1,697,300             3,059,600         3,150,000
                    -------------  --------------       ---------------   ---------------
      Total         $  4,720,700   $   4,558,900        $    9,087,400    $    9,448,300
                    =============  ==============       ===============   ===============

Capital Expenditures
  Wholesale         $  1,357,000   $   1,346,800        $    3,440,700    $    2,204,900
  Retail                 125,400         127,200               364,600           169,500
  Corporate            2,596,700       1,680,000             7,522,400         3,068,400
                    -------------  --------------       ---------------   ---------------
      Total         $  4,079,100   $   3,154,000        $   11,327,700    $    5,442,800
                    =============  ==============       ===============   ===============

Identifiable Assets  July 3, 1999  January 2, 1999
                    -------------  ---------------

Wholesale           $302,431,700   $ 304,332,200
Retail                57,942,100      54,856,500
Corporate            117,729,200     103,232,900
                    ------------   -------------
Total               $478,103,000   $ 462,421,600
                    ============   =============

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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:


                                                 Comparison of
                                  13 Weeks Ended July 3, 1999    26 Weeks Ended July 3, 1999
                                       and July 4, 1998               and July 4, 1998
                                      Increase/<Decrease>            Increase/<Decrease>
                                  ----------------------------   ----------------------------
Net sales and service fees        $10,627,100    1.62%           $48,813,500     3.85%
Cost of sales                       7,314,300    1.23%            42,689,000     3.72%
Operating and admin. expenses       2,852,300    5.24%             4,850,300     4.47%
Interest expense                     (217,900) (11.80)%             (425,300)  (11.53)%
Earnings before income taxes          714,300    9.88%             1,516,300    13.25%

Net sales and service fees increased approximately $10.6 million during the second quarter of 1999 as compared to the second quarter of 1998. The loss of wholesale customers resulted in a decrease of approximately $10.4 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $7.1 million. New Company-owned stores resulted in an increase of approximately $12.6 million. Sales by existing Company-owned stores increased $2.9 million. Sales to new and existing wholesale customers increased $12.6 million.

Net sales and service fees increased approximately $48.8 million during the first two quarters of 1999 as compared to the first two quarters of 1998. The loss of wholesale customers resulted in a decrease of approximately $22.4 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $15.7 million. New Company-owned stores resulted in an increase of approximately $17.8 million. Sales by existing Company-owned stores increased $7.6 million. Sales to new and existing wholesale customers increased $61.5 million.

Cost of sales approximated 90.2% and 90.5% of net sales and service fees for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. Year-to-date cost of sales approximated 90.3% and 90.5% of net sales and service fees for the twenty-six weeks ended July 3, 1999 and July 4, 1998, respectively.

Operating and administrative expenses approximated 8.6% and 8.3% of net sales and service fees for the thirteen weeks ended July 3, 1999 and July 4, 1998, respectively. Year-to-date operating and administrative expenses approximated 8.6% of net sales and service fees for the twenty-six weeks ended July 3, 1999 and July 4, 1998. During the quarter ended July 3, 1999, the Company received approximately $3.5 million from a customer for early termination of a supply agreement. The Company also accrued approximately $1.5 million for the license to use bar-code technology. Both of these items are reflected in Statement of Consolidated Earnings for the thirteen and twenty-six week periods ended July 3, 1999.

Interest expense decreased primarily as a result of lower borrowing levels during the quarter ended July 3, 1999 as compared to the quarter ended July 4, 1998.

No patronage dividends have been accrued as of July 3, 1999. The Company's by-laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an 8 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1999 and 1998.

Liquidity and Capital Resources
-------------------------------
The Company's current ratio decreased slightly from 1.36:1 at year-end to 1.27:1 at July 3, 1999. The consolidated long-term debt to equity ratio has decreased from 0.54:1 at January 2, 1999 to 0.41:1 at July 3, 1999, partially due to increased equity levels and partially due to the reclass of approximately $14.6 million to current maturities of long-term debt.

Stockholders' equity, including redeemable common stock, increased approximately $6.6 million due to reinvested earnings of $7.7 million and proceeds from the sale of common stock of $1.4 million offset by common stock purchases of $2.5 million.


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

     Status and Targeted Completion Date of IT and Non-IT System Activities. In general, on an enterprise-wide basis, as of July 3, 1999, the Company has completed the approximate percentages of its expected Year 2000 activities for its systems set forth in the following table. These percentages are Management's estimates derived largely from the percentage of anticipated expenditures that has been spent through July 3, 1999. The table also shows the targeted date for the substantial completion of each Year 2000 activity:





                    Assessment                Remediation            Testing              Implementation
                ---------------------     --------------------   --------------------   --------------------
 System         Percent    Target         Percent   Target       Percent   Target       Percent   Target
                Complete   Completion     Complete  Completion   Complete  Completion   Complete  Completion
                           Date                     Date                   Date                   Date
                --------   ----------     --------  ----------   --------  ----------   --------  ----------
IT
Systems:
Procurement       100%         -             100%       -          100%       -            97%     7/99

Warehouse/
Distribution      100%         -             100%       -          100%       -            95%     8/99

Control
Systems           100%         -             100%       -          100%       -           100%      -

Non-IT System:

Office Systems    100%         -             100%       -          100%       -           100%      -

Facilities        100%         -             100%       -          100%       -           100%      -

Other Non-IT
Systems           100%         -              n/a       -           n/a       -           100%      -

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

     Overall Risk Assessment and Contingency Planning. The Company's business depends upon its ability to deliver inventory to its customers in a timely fashion. The Company believes that the most reasonable likely worst case scenario associated with the Year 2000 Issue is if, as a result of disruptions or malfunctions, the Company is unable to process and deliver customer orders consistent with the time-sensitive nature of this process. The extent of such potential impact cannot be determined with reliability at this time due, in large part, to the lack of comprehensive information as to the Year 2000 readiness of the Company's business partners (which the Company is attempting to assemble). The Company is developing contingency plans designed to minimize the risk of such disruptions. These contingency plans include the development of backup procedures, identification of alternate suppliers, and the establishment of processes designed to provide the Company with adequate inventory and timely distribution to meet the needs of its customers. The Company is working with key suppliers and customers to develop action and contingency plans designed to achieve a timely and accurate flow of inventory. These plans were completed at the end of the second quarter of 1999.

     Contingency plans for mission critical internal operating systems are expected to be in place by October 1999.

     Costs to Address the Year 2000 Issue. The Company estimates total costs to be incurred to address the Year 2000 Issue will be approximately $8.8 million, of which approximately $7.7 million had been spent as of July 3, 1999. Of the total cost, approximately $6.9 million (78%) will be spent on remediation and testing, and approximately $1.3 million (15%) will be spent to upgrade packaged software applications. Incremental costs, including the costs of third-party contractors to modify existing systems and internal costs, are expensed as incurred, with the funds coming from the Company's general operations, and are included in Other Operating and Administrative Expense.

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





                           II. OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 27, 1999. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 27, 1999.

(b) At the annual meeting, George E. Prescott was elected as a retailer director. At the meeting of the Trustees, Henry Karbiner, Jr. was elected as non-retailer non-management director and Gerald F. Lestina was elected as an officer director. All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Robert E. Bartels, Charles R. Bonson, Robert S. Gold, George C. Kaiser, Patrick D. McAdams, Robert D. Ranus and Gary R. Sarner.


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

        10.9 Roundy's Inc. Supplemental Employee Retirement Plan for certain executive officers including Lestina, Ranus, Beketic and Sullivan.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirteen weeks ended July 3, 1999.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                                 (Registrant)





Date:     August 9, 1999                ROBERT D. RANUS
          ---------------               ---------------
                                        Robert D. Ranus
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)