Form 10-Q
period 1999-10-02
ROUNDYS INC
filed 1999-11-09
CIK 314423

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 1999

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        33-57505
                       ________________________________________

                              Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
 -------------------------------        -----------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
---------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (262) 953-7999
         ------------------------------------------------------------
          (Registrant's telephone number, including area code)

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



          Class                      Outstanding at October 2, 1999

Common Stock, $1.25 par value

Class A (Voting)                11,800 Shares

Class B (Non-voting)         1,150,228 Shares

                            ROUNDY'S, INC.

                                 INDEX
                                 ------


                                                               Page
                                                                No.
                                                               ----
PART I.        Financial Information:

               Condensed Consolidated Balance Sheets -           3
                  October 2, 1999 and January 2, 1999

               Condensed Statements of Consolidated Earnings     4
               -
                  Thirteen Weeks and Thirty-nine Weeks Ended
                  October 2, 1999 and October 3, 1998

               Condensed Statements of Consolidated Cash         5
               Flows -
                  Thirty-nine Weeks Ended October 2, 1999
                  and October 3, 1998

               Notes to Condensed Consolidated Financial         6
                  Statements

               Management's Discussion and Analysis of           8
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                13

SIGNATURES                                                      14

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   October 2, 1999 and January 2, 1999

                                         October 2, 1999   January 2, 1999
                                           (Unaudited)       (Audited)
                                         ---------------  ---------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents               $ 85,755,300      $ 72,094,500
  Notes and accounts receivable, less
    allowance for losses of $6,402,800
    and $6,361,600, respectively            85,598,000        78,489,000
  Merchandise inventories                  174,624,100       159,743,100
  Prepaid expenses                           3,461,900         5,347,000
  Future income tax benefits                 6,373,800         6,373,800
                                          -------------     -------------
      Total Current Assets                 355,813,100       322,047,400
                                          -------------     -------------

OTHER ASSETS:
  Notes receivable, less allowance for
  losses of $6,015,000                      13,217,000        11,013,000
  Goodwill and other assets                  9,686,500        10,140,600
  Other real estate                          3,844,900         4,081,300
  Deferred income tax benefit                4,492,000         4,492,000
                                          -------------     -------------
    Total Other Assets                      31,240,400        29,726,900
                                          -------------     -------------
PROPERTY AND EQUIPMENT - Net               123,128,200       110,637,300
                                          -------------     -------------
                                          $510,181,700      $462,411,600
                                          =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt    $ 24,731,200      $ 10,159,700
  Accounts payable                         186,993,400       165,801,200
  Accrued expenses                          66,505,400        56,924,600
  Income taxes                               5,193,500         4,418,600
                                          -------------     -------------
    Total Current Liabilities              283,423,500       237,304,100

LONG-TERM DEBT, LESS CURRENT MATURITIES     57,503,600        73,298,100
OTHER LIABILITIES                           23,686,200        16,998,100
                                          -------------     -------------
    Total Liabilities                      364,613,300       327,600,300
                                          -------------     -------------

REDEEMABLE CLASS B COMMON STOCK              8,879,700         9,007,700
                                          -------------     -------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)                            14,700            14,900
    Non-Voting (Class B)                     1,357,700         1,327,300
                                          -------------     -------------
      Total Common Stock                     1,372,400         1,342,200

 Patronage dividends payable in common
  stock                                                        4,060,000
 Additional paid-in capital                 36,337,200        31,582,600
 Reinvested earnings                       100,110,300        89,950,000
                                          -------------     -------------
      Total                                137,819,900       126,934,800
 Less Treasury Stock, at cost                1,131,200         1,131,200
                                          -------------     -------------
      Total Stockholders' Equity           136,688,700       125,803,600
                                          -------------     -------------
                                          $510,181,700      $462,411,600
                                          =============     =============
See Notes to Condensed Consolidated Financial Statements.


                         ROUNDY'S, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                       October 2, 1999 AND October 3, 1998

                                   (UNAUDITED)

                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                              October 2, 1999  October 3, 1998   October 2, 1999  October 3, 1998
                              --------------------------------   ----------------------------------
REVENUES:
Net sales and service fees...  $ 669,895,800    $ 635,075,500     $1,987,423,000   $1,903,789,200
Other - net..................        882,600        1,375,000          3,231,800        3,907,400
                               --------------   --------------    ---------------  ---------------
                                 670,778,400      636,450,500      1,990,654,800    1,907,696,600
                               --------------   --------------    ---------------  ---------------
COSTS AND EXPENSES:
Cost of sales................    603,326,900      574,711,100      1,793,586,400    1,722,281,600
Operating and administrative.     58,241,700       53,967,300        171,638,600      162,513,900
Interest.....................      1,630,100        1,803,000          4,892,600        5,490,800
                               --------------   --------------    ---------------  ---------------
                                 663,198,700      630,481,400      1,970,117,600    1,890,286,300
                               --------------   --------------    ---------------  ---------------
EARNINGS BEFORE INCOME TAXES.      7,579,700        5,969,100         20,537,200       17,410,300

PROVISION FOR INCOME TAXES...      3,088,700        2,432,400          8,368,900        7,094,700
                               --------------   --------------    ---------------  ---------------
NET EARNINGS.................  $   4,491,000    $   3,536,700     $   12,168,300   $   10,315,600
                               ==============   ==============    ===============  ===============

See Notes to Condensed Consolidated Financial Statements.

                      ROUNDY'S, INC. AND SUBSIDIARIES
             CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
    FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998
                                (UNAUDITED)

                                                    Thirty-nine Weeks Ended
                                              October 2, 1999  October 3, 1998
                                              ---------------  ---------------
Cash Flows From Operating Activities:
  Net earnings................................  $ 12,168,300     $ 10,315,600
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization...............    13,832,700       13,739,200
  Allowance for losses........................     1,190,500        1,533,200
  Loss(gain) on sale of assets................       513,600         (198,700)
(Increase)decrease in operating assets net of
    the effect of acquisitions and dispostiton:
  Notes and accounts receivable...............    (8,284,100)       7,077,200
  Merchandise inventories.....................   (11,833,900)     (18,220,900)
  Prepaid expenses............................     1,889,500        2,398,900
  Other real estate...........................       236,400        2,493,100
  Goodwill and other assets...................      (196,100)         (79,100)
Increase(decrease)in operating liabilities net
of the effect of acquisitions and disposition:
  Accounts payable............................    20,291,900       10,597,900
  Accrued expenses............................     9,160,300       10,064,900
  Income taxes................................       774,900        2,287,000
  Other liabilities...........................     6,688,100          298,300
                                                -------------    -------------
Net cash flows provided by operating activities   46,432,100       42,306,600
                                                -------------    -------------
Cash Flows from Investing Activities:
  Capital expenditures........................   (22,433,000)     (10,054,600)
  Proceeds from sale of property and
    equipment and other productive assets.....     1,182,400        3,454,100
  Payment for business acquisitions net of
    cash acquired.............................    (6,682,500)
  Increase in notes receivable................    (2,204,000)        (143,900)
                                                -------------    -------------
Net cash flows used in investing activities...   (30,137,100)      (6,744,400)
                                                -------------    -------------
Cash Flows from Financing Activities:
  Reduction in debt...........................    (1,223,000)      (1,220,900)
  Proceeds from sale of common stock..........     1,637,100        1,315,000
  Common stock purchased......................    (3,048,300)      (4,781,200)
                                                -------------    -------------
Net cash flows used in financing activities...    (2,634,200)      (4,687,100)
                                                -------------    -------------
Net Increase in Cash and Cash Equivalents.....    13,660,800       30,875,100
Cash and Cash Equivalents, Beginning of Period    72,094,500       52,366,900
                                                -------------    -------------
Cash and Cash Equivalents, End of Period......  $ 85,755,300     $ 83,242,000
                                                =============    =============
Cash paid during the period: - Interest         $  3,865,100     $  4,509,100
                             - Income Taxes        7,684,300        4,940,400

         See Notes to Condensed Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of October 2, 1999 and January 2, 1999, and the results of operations for the thirteen and thirty-nine weeks ended October
     2, 1999 and October 3, 1998 and changes in cash flows for the thirty-nine weeks ended October 2, 1999 and October 3, 1998.

2) The results of operations for the thirteen and thirty-nine weeks ended October 2, 1999 and October 3, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock, which is subject to redemption, is reflected outside of stockholders' equity. As of October 2, 1999 and January 2, 1999, 77,349 and 78,464 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During fiscal 1998, fire destroyed the Evansville, Indiana warehouse, inventory and equipment. The Division supplied frozen food and meat products to Roundy's customers in the Southern Midwest area. Discussions are in process with the insurance carrier relating to the inventory, building and equipment and estimated business interruption losses incurred.

     Through October 2, 1999, cash advances aggregating $9.4 million were received from the insurance carrier relative to (1) the cost of the inventory destroyed in the fire ($4.1 million), (2) a partial advance on the replacement cost of the destroyed building and equipment ($5.0 million) and (3) to cover certain costs of demolishing the building and removing debris from the site ($0.3 million). The Company has also recorded an insurance claim receivable for expenses directly related to costs incurred in connection with this fire.

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

6) On December 8, 1998, the Company purchased a grocery retailer for approximately $4.6 million in cash. On April 12, 1999, the Company purchased a grocery retailer for approximately $5.7 Million in cash. On August 24, 1999, the Company purchased a grocery retailer for approximately $1.0 million in cash. The acquisitions have been accounted for as purchases and the results of operations have been included in the consolidated financial statements since the dates of the acquisitions.


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

                       For the thirteen weeks ended       For the thirty-nine weeks
                     October 2, 1999  October 3, 1998   October 2, 1999  October 3, 1998
                     ---------------  ---------------   ---------------  ---------------
Net Sales
  Wholesale           $640,166,800     $621,883,500      $1,908,220,300   $1,850,839,700
  Retail                83,830,200       69,904,200         235,490,200      211,798,000
  Eliminations         (54,101,200)     (56,712,200)       (156,287,500)    (158,848,500)
                      -------------    -------------     ---------------  ---------------
      Total           $669,895,800     $635,075,500      $1,987,423,000   $1,903,789,200
                      =============    =============     ===============  ===============

Gross Profit
  Wholesale           $ 49,118,300     $ 46,150,300      $  144,961,200   $  138,586,000
  Retail                18,193,500       14,909,900          51,161,200       45,113,100
  Eliminations            (742,900)        (695,800)         (2,285,800)      (2,191,500)
                      -------------    -------------     ---------------  ---------------
      Total           $ 66,568,900     $ 60,364,400      $  193,836,600   $  181,507,600
                      =============    =============     ===============  ===============
Depreciation and
    Amortization
  Wholesale           $  1,876,600     $  1,770,400      $    5,493,200   $    5,845,200
  Retail                 1,203,200        1,021,500           3,614,400        3,245,000
  Corporate              1,665,500        1,499,000           4,725,100        4,649,000
                      -------------    -------------     ---------------  ---------------
      Total           $  4,745,300     $  4,290,900      $   13,832,700   $   13,739,200
                      =============    =============     ===============  ===============
Capital Expenditures
  Wholesale           $  4,789,900     $  1,907,300      $    8,230,600   $    4,112,200
  Retail                   352,900          286,100             717,500          455,600
  Corporate              5,962,500        2,418,400          13,484,900        5,486,800
                      -------------    -------------     ---------------  ---------------
      Total           $ 11,105,300     $  4,611,800      $   22,433,000   $   10,054,600
                      =============    =============     ===============  ===============

Identifiable Assets   October 2, 1999  January 2, 1999
                      ---------------  ---------------
Wholesale             $314,275,300     $304,322,200
Retail                  57,885,100       54,856,500
Corporate              138,021,300      103,232,900
                      -------------    -------------
Total                 $510,181,700     $462,411,600
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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                                 Comparison of
                              13 Weeks Ended October 2,   39 Weeks Ended October 2,
                              1999 and October 3, 1998     1999 and October 3, 1998
                                 Increase/<Decrease>          Increase/<Decrease>
                              -------------------------   --------------------------
Net sales and service fees     $34,820,300   5.48%          $83,633,800    4.39%
Cost of sales                   28,615,800   4.98%           71,304,800    4.14%
Operating and admin. expenses    4,274,400   7.92%            9,124,700    5.61%
Interest expense                  (172,900) (9.59)%            (598,200) (10.89)%
Earnings before income taxes     1,610,600  26.98%            3,126,900   17.96%


Net sales and service fees increased approximately $34.8 million during the third quarter of 1999 as compared to the third quarter of 1998. The loss of wholesale customers resulted in a decrease of approximately $7.3 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $6.0 million. New Company-owned stores resulted in an increase of approximately $15.8 million. Sales by existing Company-owned stores increased $4.1 million. Sales to new and existing wholesale customers increased $28.2 million.

Net sales and service fees increased approximately $83.6 million during the first three quarters of 1999 as compared to the first three quarters of 1998. The loss of wholesale customers resulted in a decrease of approximately $29.7 million. The closing or sale of five Company-owned stores resulted in a decrease of approximately $21.7 million. New Company-owned stores resulted in an increase of approximately $33.6 million. Sales by existing Company-owned stores increased $11.7 million. Sales to new and existing wholesale customers increased $89.7 million.

Cost of sales approximated 90.1% and 90.5% of net sales and service fees for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Year-to-date cost of sales approximated 90.3% and 90.5% of net sales and service fees for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively.

Operating and administrative expenses approximated 8.7% and 8.5% of net sales and service fees for the thirteen weeks ended October 2, 1999 and October 3, 1998, respectively. Year-to-date operating and administrative expenses approximated 8.6% and 8.5% of net sales and service fees for the thirty-nine weeks ended October 2, 1999 and October 3, 1998, respectively. During the quarter ended July 3, 1999, the Company received approximately $3.5 million from a customer for early termination of a supply agreement. The Company also accrued approximately $1.5 million for the license to use bar-code technology. Both of these items are reflected in Statement of Consolidated Earnings for the thirty-nine week period ended October 2, 1999.

Interest expense decreased, in both the thirteen week and thirty-nine week periods ended October 2, 1999, primarily as a result of lower borrowing levels.

No patronage dividends have been accrued as of October 2, 1999. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an 8 percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.8% in 1998 and 1997.

Liquidity and Capital Resources
-------------------------------
The Company's current ratio decreased slightly from 1.36:1 at year-end to 1.26:1 at October 2, 1999. The consolidated long-term debt to equity ratio has decreased from 0.54:1 at January 2, 1999 to 0.40:1 at October 2, 1999, partially due to increased equity levels and partially due to the reclass of approximately $14.6 million to current maturities of long-term debt.

The Company's financial condition remains strong. Our cash, other liquid assets, operating cash flows and access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of our existing business and acquisitions.

Stockholders' equity, including redeemable common stock, increased approximately $10.8 million due to reinvested earnings of $12.2 million and proceeds from the sale of common stock of $1.6 million offset by common stock purchases of $3.0 million.

YEAR 2000
----------
Many computer software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year or contain inherent date limitations in their programming language. These products may be unable to properly recognize or handle dates before, in or after the Year 2000, causing the applications, equipment or systems to fail or produce incorrect information. These potential problems are commonly referred to as "Year 2000 Issues."

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

State of Readiness
-------------------
The Company has developed comprehensive plans to address the possible impact of the Year 2000 Issue on operations throughout its divisions. A Year 2000 Team has been organized to coordinate activities necessary to assure that key automated systems and related processes will remain functional through the year 2000. Progress is being monitored and reported to management and to the Board of Directors on a periodic basis.

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

Status and Targeted Completion Date of IT and Non-IT System Activities. In general, on an enterprise-wide basis, as of October 2, 1999, the Company has completed the approximate percentages of its expected Year 2000 activities for its systems set forth in the following table. These percentages are management's estimates derived largely from the percentage of anticipated expenditures that has been spent through October 2, 1999. The table also shows the targeted date for the substantial completion of each Year 2000 activity:

                   Assessment           Remediation            Testing             Implementation
               -------------------  --------------------  -------------------   -------------------
                                                Target               Target                Target                   Target
               Percent  Completion  Percent   Completion  Percent  Completion   Percent  Completion
System         Complete    Date     Complete      Date    Complete    Date      Complete    Date
               -------- ----------  --------  ----------  -------- ----------   -------- ----------
IT Systems:
-----------
Procurement     100%     -           100%      -           100%      -           100%     -

Warehouse/
Distribution    100%     -           100%      -           100%      -           100%     -

Control
Systems         100%     -           100%      -           100%      -           100%     -

Non-IT Systems:
---------------
Office Systems  100%     -           100%      -           100%      -           100%     -

Facilities      100%     -           100%      -           100%      -           100%     -

Other Non
- IT Systems    100%     -           n/a       -            n/a      -           100%     -

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

Overall Risk Assessment and Contingency Planning. The Company's business depends upon its ability to deliver inventory to its customers in a timely fashion. The Company believes that the most reasonable likely worst case scenario associated with the Year 2000 Issue is if, as a result of disruptions or malfunctions, the Company is unable to process and deliver customer orders consistent with the time-sensitive nature of this process. The extent of such potential impact cannot be determined with reliability at this time due, in large part, to the lack of comprehensive information as to the Year 2000 readiness of the Company's business partners (which the Company is attempting to assemble). The Company is developing contingency plans designed to minimize the risk of such disruptions. These contingency plans include the development of backup procedures, identification of alternate suppliers, and the establishment of processes designed to provide the Company with adequate inventory and timely distribution to meet the needs of its customers. The Company is working with key suppliers and customers to develop action and contingency plans designed to achieve a timely and accurate flow of inventory. These plans are expected to be in place December 1999.

Contingency plans for internal operating systems are expected to be in place by October 1999.

Costs to Address the Year 2000 Issue. The Company estimates total costs to be incurred to address the Year 2000 Issue will be approximately $8.8 million, of which approximately $8.0 million had been spent as of October 2, 1999. Of the total cost, approximately
$6.9 million (78%) will be spent on remediation and testing, and approximately $1.3 million (15%) will be spent to upgrade packaged software applications. Incremental costs, including the costs of third-party contractors to modify existing systems and internal costs, are expensed as incurred, with the funds coming from the Company's general operations, and are included in Other Operating and Administrative Expense.

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

       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ----------------------------------------------------------
Pursuant to Item 305 of Regulation S-K, there were no material changes for the quarter ended October 2, 1999.




                           II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits - None

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the thirty-nine weeks ended October 2, 1999. On November 8, 1999, the Company filed a Form 8-K stating that on November 3, 1999, the Board of Directors of Roundy's, Inc. ("Roundy's") of Pewaukee, Wisconsin, has approved the acquisition of the supermarket assets of Ultra Mart, Inc., an independent owner/operator of seven Pick `n Save stores in Wisconsin. Also, on November 5, 1999 the Board of Directors of Roundy's, Inc. has authorized the purchase of the common stock of Mega Marts, Inc. and the assets of the Tri City Pick `n Save store owned by N.D.C., Inc., an affiliate of Mega Marts, Inc.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ROUNDY'S, INC.
                                             ------------------
                                               (Registrant)





Date:     November 8, 1999                   ROBERT D. RANUS
          ----------------                   ----------------------------
                                             Robert D. Ranus
                                             Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)