Form 10-K405
period 2000-01-01
ROUNDYS INC
filed 2000-03-21
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 1, 2000
                                   ---------------
                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from _____________ to_______________

      Commission file number:  33-57505
                               --------

                           Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S.Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
     Pewaukee, Wisconsin                           53072
----------------------------------------          ---------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (262)953-7999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000, 11,300 shares of Class A (voting)
Common Stock and 1,172,248 shares of Class B (non-voting)
Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on January 1, 2000 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                     Form 10-K Reference
          ---------                     -------------------
          Portions of Annual Report to       Part II, Items 6, 7, 8
          Stockholders for the year
          ended January 1, 2000

                           PART I

The discussions in this Annual Report on Form 10-K and in the Company's 1999 Annual Report to stockholders incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," "should," and "will" are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted.
Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed herein (see "Cautionary Factors" at the end of Item 1, below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

ITEM 1.   Business.
          ---------
                           GENERAL
                           -------
Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas, Minnesota, Pennsylvania, Tennessee and West Virginia. As of January 1, 2000, the Company also owns and operates 14 retail warehouse food stores under the name "Pick 'n Save" or "Park & Save," and nine conventional food stores under the names "Park & Shop", "Orchard Foods", "Village Market" or "Buy Low Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 822 retail grocery stores.

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

Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business Corporation Law. The Company's executive offices are located at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is
(262)953-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries. Roundy's operates on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. In this report, unless the context indicates otherwise, the terms "1999" and "fiscal 1999" refer to the 52-week fiscal year ended January 1, 2000; the terms "1998" and "fiscal 1998" refer to the 52-week fiscal year ended January 2, 1999; and the terms "1997" and "fiscal 1997" refer to the 53-week fiscal year ended January 3, 1998.

            CAPITAL STRUCTURE/PATRONAGE DIVIDENDS
            -------------------------------------

As of January 1, 2000, all of Roundy's outstanding Class A (Voting) Common Stock is owned by the owners ("stockholder-customers") of 120 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 73% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the level of their purchases from Roundy's. Approximately 27% of the outstanding combined Class A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common. Roundy's is obligated by Article 5 of its By-Laws, as amended, to pay a patronage dividend to its stockholders-customers out of and based upon the net earnings from business done by Roundy's with such stockholder-customers in any fiscal year in an amount which would reduce the net income of the Company to such amount as will result in an increase of 8% in the book value of outstanding Roundy's stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level is not reached, no patronage dividends will be paid for that year. In February 1998, the Board of Directors adopted a resolution amending the By-Laws to change the required increase in net book value per share from 10% to 8%, beginning in fiscal 1998. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for fiscal 1999, 1998 and 1997 were payable 30% in cash and 70% in Class B Common.

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

Roundy's subsidiaries do not operate as cooperatives. The customers serviced by these subsidiaries are independent grocers, operating 702 retail stores. They do not receive patronage dividends.

                 WHOLESALE FOOD DISTRIBUTION
                 ---------------------------
The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $182,855,000, $173,339,000 and $179,032,000 of the Company's sales during fiscal 1999, 1998 and 1997, respectively. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 9% of the Company's purchases in fiscal 1999.

As described above, Roundy's, not including its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 40% of the Company's consolidated net sales and service fees for fiscal 1999, 39% for fiscal 1998 and 37% for fiscal 1997. At January 1, 2000, Roundy's had 58 stockholder-customers actively engaged in the retail grocery business, operating a total of 120 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 3 of the 120 retail grocery stores are located (3 are in Illinois). At January 1, 2000 the Company (including its subsidiaries) had 702 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 48%, 50% and 52% of the Company's consolidated net sales and service fees for fiscal 1999, 1998 and 1997, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In a 12 state area the Company serviced 120 retail grocery stores operated by its stockholder-customers, 702 retail stores operated by non- stockholders and 23 Company-owned and operated retail stores during fiscal 1999. Of the Company's consolidated net sales and service fees for this period, $727,576,000 or 26.8% were attributable to five customers, with one customer, Mega Marts, Inc., accounting for $330,686,800 or 12.2% of such sales. The Company has entered into a letter of intent to purchase Mega Marts, Inc. and intends to operate these 17 retail grocery stores as Company-owned retail stores. Approximately 78% or 643 retail stores purchased less than $3,000,000 each from the Company in fiscal 1999. 107 customers owned more than one retail food store, with one customer owning 40 retail food stores.

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


Loans outstanding as of January 1, 2000 were as follows:


                                    Outstanding
             Number                   Balance      Range of    Range of
              of      Original         as of       Interest    Maturity
             Loans    Amount        Jan. 1, 2000     Rates      Dates
Inventory
Equipment
Loans        74       $43,045,400   $21,838,300    Variable(1) 2000-2011

     (1)  Variable rates based on the Company's cost of borrowing.

The Company's guarantees of customer bank loans and customer leases amounted to $53,300 and $170,800, respectively at January 1, 2000.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 2000 to 2023. Aggregate lease rentals received under this program were $23,312,300, $23,207,000 and $21,249,900 in fiscal 1999, 1998 and 1997, respectively.

Marketing and Distribution of Products
--------------------------------------

The Company generally distributes its various product lines by a fleet of 272 tractor cabs and 664 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience
--------------------------------------

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single storeowners are considered delinquent if not paid on the statement date. Accounts of multiple storeowners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated clearinghouse ("ACH") system. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis.
During each of the past three fiscal years, the Company's bad debt expense has been less than 0.1% of sales. In 1999, 1998 and 1997, the Company's bad debt expense was $1,596,100, $2,189,300 and $2,389,100, respectively.

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

                     RETAIL FOOD STORES
                     ------------------

The Company operates two types of corporate stores (high volume-limited service retail "warehouse" stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 73,000 square feet per store. Conventional retail stores operated under the names "Park & Shop," "Orchard Foods," "Village Market" or "Buy Low Foods," generally emphasize full service to the customer at competitive prices. These stores range from 9,000 to 42,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years was as follows:


        Type of Store           1999       1998       1997
High Volume-Limited Service
Stores.......................    14         13         14
Conventional Retail
Stores.......................     9          6          7


Sales by Company-operated stores during the three most recent fiscal years were $323,857,300, $284,127,500 and $291,612,600 for fiscal 1999,
1998 and 1997, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                          EMPLOYEES
                          ---------

At January 1, 2000, the Company employed full-time 1,140 executive, administrative and clerical employees, 1,517 warehouse and processing employees and drivers and 980 retail employees, and had 1,980 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 2000 through 2003. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses, which market their products directly to retailers, including companies having greater assets and larger sales volume than the Company. The Company's customers and the Company's corporate stores also compete at the retail level with several chain store organizations, which have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national and international businesses. The Company's success is in large part dependent upon the ability of its independent retail customers to compete with larger grocery store chains.

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 52% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the fall of 1999.

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

Factors that could cause actual results to differ materially from those contemplated include:

Wholesale Business Risks - The Company's sales and earnings at wholesale are dependent on the Company's ability to retain existing customers and attract new customers, as well as its ability to control costs. Certain factors could adversely impact the Company's results, including:
decline of its independent retailer customer base due to competition and other factors; loss of corporate retail sales due to increased competition and other risks detailed more fully below; consolidations of retailers or competitors; increased self-distribution by chain retailers; increase in operating costs; the possibility that the Company will incur additional costs and expenses due to further investment in, or consolidation of, distribution centers; and entry of new or non-traditional distribution systems into the industry.

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


THE FOREGOING LIST SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


ITEM 2.   Properties.
          -----------

The Company's principal executive offices are located in Pewaukee, Wisconsin on a 7-acre site, which is owned by Roundy's.

Wholesale activities are conducted by the Company from the following warehouses:


                                                     Approximate
                                                      Warehouse
     Location             Products Distributed      Square Footage
Wauwatosa, Wisconsin      All product lines,        745,000 (O)
(two facilities)          except nonfood products   192,000 (L)

Mazomanie, Wisconsin      Dry groceries and         225,000 (L)
                          nonfood products

Westville, Indiana        All product lines,        683,000 (O)
                          except nonfood products

Lima, Ohio                All product lines,        515,000 (O)
(two facilities)          except produce and         94,000 (L)
                          nonfood products

Eldorado, Illinois        Dry grocery products      384,000 (O)

Evansville, Indiana       Frozen food, meat         136,000 (O)
                          and dairy products

Van Wert, Ohio            Nonfood products          115,000 (L)

Muskegon, Michigan        All product lines,        215,000 (O)
                          except produce

                    O = Owned               L = Leased

In addition to the above, as of January 1, 2000, the Company operates 23 retail grocery stores, ranging from 9,000 to 73,000 square feet. These facilities are primarily leased. As of March 15, 2000, the Company owns and operates 29 retail grocery stores.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations.

Transportation
--------------

The Company's transportation fleet for distribution operations as of January 1, 2000 consisted of 272 tractor cabs, 664 trailers and 5 straight delivery trucks. In addition, the Company owns 26 automobiles. The fleet is primarily owned by the Company.

Computers
---------

The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that the computer systems are adequate for the Company's operations.


ITEM 3.  Legal Proceedings.
         ------------------

The Company is involved in various litigation matters arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial statements, although no assurance to that effect can be given. See "Cautionary Statements - Litigation" above.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.



                           PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.
         -----------------------------------------------------

The transfer of shares of Roundy's Class A Common and Roundy's Class B Common is substantially restricted, and there is no established public trading market for Roundy's stock. As of January 1, 2000, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 58 holders of such Certificates on January 1, 2000. On January 1, 2000 an aggregate of 200 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's consolidated financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
         ------------------------

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended January 1, 2000 (the "Annual Report") under the caption "Selected
Financial Data."

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.
         ----------------------------------------------------------

The Company's only exposure to market risk relates to interest rate risk associated with its long-term debt. The effect of a 10% change in the interest rates would not have a material effect on future earnings, fair values or cash flows.

ITEM 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

The required Financial Statements are incorporated by reference from the Annual Report; see response to Item 14(a)(1) of this report. The required financial statement schedules are filed with this report; see the response to Item 14(a)(2) of this report. Supplementary data is not furnished pursuant to Item 302(a)(5) of Regulation S-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------
None.

                          PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The Directors and Executive Officers of Roundy's are as follows:

                              Position(s) Held with Roundy's
Name                    Age    And Business Experience
------------------      ---   ---------------------------------
Gerald F. Lestina       57    President and Chief Executive
                              Officer since 1995; Director since
                              1991 (term expires 2002)

Roger W. Alswager       51    Vice President of Real Estate since 1989

Londell J. Behm         49    Vice President of Advertising since 1987

Ralph D. Beketic        53    Vice President-Wholesale since 1996;
                              President of Milwaukee Division 1993-1995

David C. Busch          51    Vice President of Administration since 1993

Edward G. Kitz          46    Vice President, Secretary & Treasurer since 1995

Charles H. Kosmaler,Jr. 57    Vice President Planning and Information Services
                              since 1999; Vice President of Logistics and
                              Planning 1993-1998

Debra A. Lawson         44    Vice President of Human Resources since 1997;
                              Vice President Administration-Milwaukee
                              Division 1994-1996

John E. Paterson        52    Vice President-Distribution since 1997;
                              Vice President of Operations-Milwaukee
                              Division 1993-1996

Robert D. Ranus         59    Vice President and Chief Financial
                              Officer since 1987; Director since
                              1987 (term expires 2000)

Michael J. Schmitt      51    Vice President-Sales and Development since 1995

Marion H. Sullivan      53    Vice President of Marketing since 1989

Robert E. Bartels       62    Director since 1994 (term expires 2000);
                              President and Chief Executive Officer of
                              Martin's Super Markets, Inc., South Bend,
                              Indiana

Charles R. Bonson       53    Director since 1994 (term expires 2000);
                              President of Bonson's Foods, Inc.,
                              Eagle River, Wisconsin

Robert S. Gold          57    Director since 1998 (term expires 2001);
                              President and Stockholder of B. & H. Gold
                              Corporation, Gold's Market, Inc., Gold's, Inc.
                              and Gold's of Mequon, LLC in Brown Deer,
                              Milwaukee, Grafton and Mequon, Wisconsin

George C. Kaiser        67    Director since 1986 (term expires 2001);
                              Chairman and Chief Executive Officer Hanger
                              Tight Company since 1988; Chief Executive
                              Officer of George C. Kaiser and Co. since 1988;
                              Director of The Baird Funds, Inc. since 1992

Henry Karbiner, Jr.     59    Director since 1999 (term expires 2002);
                              Chairman, President and Director of both Tri
                              City National Bank and Tri City Bankshares
                              Corporation, Oak Creek, Wisconsin

Patrick D. McAdams      50    Director since 1995 (term expires 2001);
                              General Manager and Treasurer of McAdams, Inc.,
                              Wales, Wisconsin

George E. Prescott      52    Director since 1999 (term expires 2002);
                              Chairman and Chief Executive Officer of
                              Prescott's Supermarkets, Inc., West Bend,
                              Wisconsin

Gary R. Sarner          53    Director since 1997 (term expires 2001);
                              Chairman and Chief Executive Officer of Total
                              Logistic Control, LLC since 1996; President
                              and Chief Operating Officer of Christiana
                              Companies, Inc. 1992-1997


Directors of Roundy's are elected by class and generally serve three-year terms; approximately one-third of the Board of Directors is elected annually. Of the ten current members of the Board of Directors, two are currently Executive Officers of Roundy's (Messrs. Lestina and Ranus) and four are "Retailer Directors" (Messrs. Bonson, Gold, McAdams and Prescott). The terms of the Roundy's, Inc. Voting Trust provide that each year the Trustees will vote to elect one stockholder-customer, chosen by a plurality vote of the Voting Trust Certificate Holders, to serve a three-year term as Director; however, the Roundy's, Inc. Voting Trust provides that in every third year, Voting Trust Certificate Holders will choose two Retailer Directors. Therefore, at any time there should be four Retailer Directors serving.

ITEM 11. Executive Compensation.
         -----------------------
The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                            Annual Compensation(2)
                                                     Long-Term
                                                   Compensation    All Other
Name and                                            Securities      Compen-
Principal                                           Underlying      sation
Position               Year   Salary (1)  Bonus      Options         (3)
-------------------    ----   ---------- --------- -------------  ----------
Gerald F. Lestina      1999   $410,231   $126,646     -            $12,625
President and Chief    1998    380,000    114,000    4,000          12,152
Executive Officer      1997    371,058    105,120      -             9,994
Officer

Robert D. Ranus        1999    232,500     69,283      -            11,613
Vice President and     1998    227,500     68,250      -             8,829
Chief Financial        1997    221,077     62,496      -            11,409
Officer

Ralph D. Beketic       1999    195,077     59,598      -            13,869
Vice President         1998    182,000     54,600      -            13,147
Wholesale              1997    177,981     50,400      -             5,562

Marion H. Sullivan     1999    180,000     53,638      -            10,296
Vice President         1998    172,000     51,600      -             6,993
of Marketing           1997    167,981     47,520      -             8,910

Michael J. Schmitt     1999    172,616     53,638      -             7,908
Vice President         1998    160,000     48,000      -             6,880
of Sales &             1997    157,596     44,640      -             8,580
Development

(1) Includes amounts (if any) deferred pursuant to Roundy's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column for 1999, 1998, and 1997, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 1999 - Mr. Lestina: $7,625 and $5,000. Mr.
     Ranus:  $6,613 and $5,000.  Mr. Beketic: $9,419 and $4,450.  Mr.
     Sullivan:  $5,844 and $4,452. Mr. Schmitt:  $3,329 and $4,579. For
     1998 - Mr. Lestina:  $7,152 and $5,000.  Mr. Ranus:  $3,829
     and $5,000.  Mr. Beketic:  $9,347 and $3,800.  Mr. Sullivan:
     $2,725 and $4,268.  Mr. Schmitt:  $3,192 and $3,688. For 1997 -
     Mr. Lestina:  $6,819 and $3,175. Mr. Ranus:  $7,861 and $3,547.
     Mr. Beketic: $2,670 and $2,891. Mr. Sullivan: $6,019 and $2,891. Mr. Schmitt: $6,061 and $2,518.

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

Loan Guarantees
---------------
The Board of Directors of the Company has authorized the Company to guarantee the repayment of any loans incurred by senior executives and key employees for the purpose of exercising certain stock options granted by the Company. The guarantee is limited to a total aggregate principal amount of loans of $2,000,000. There were no employee guarantees outstanding as of January 1, 2000.

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

Deferred Compensation Plan
--------------------------
The Company established a Deferred Compensation Plan (the "Plan"), applicable to Officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one-year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Director approves an amount in excess of that limit. For 1999, the Board of Directors approved an annual deferral of $146,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten-year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

Severance and Non-Competition Agreement
---------------------------------------
Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment (for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina a "severance benefit" over a period of two years following the termination date, without interest, provided that if such termination occurs within a three year period following a "change in control," as defined in the agreement, then the entire amount of the severance benefit shall be paid in a lump sum within 30 days after the termination date. The "severance benefit" means the sum of the following multiplied by two: (i) Mr. Lestina's annual base salary in effect as of the termination date; plus (ii) the amount of any bonus paid or payable to Mr. Lestina for the preceding fiscal year. Upon a termination, Roundy's will continue to provide to Mr. Lestina those health and life insurance benefits to which he was entitled as of the termination date, for a period of two years. If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 (he is currently 57) and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Lestina and his spouse.

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

Other
-----
Pursuant to a resolution of the Board of Directors of Roundy's, if Mr. Ranus ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 (he is currently 59) and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Ranus, his spouse and son under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Ranus, his spouse and son.

Stock Incentive Plan
--------------------
Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Executive Compen-sation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on a vesting schedule, which ranges from 20% at the date of grant to 100% eight years from the date of grant. SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the fair market value, as defined in the plan, per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate, which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

Option/SAR Grants
-----------------

There were no options or SARs granted during fiscal 1999.


Option/SAR Exercises
--------------------

The following table provides information on the Named Executive Officers' option and SAR exercises in 1999 and the value of unexercised options at January 1, 2000.

                                             Number of
                                            Unexercised
                      Shares                (A)Options       Value ($) of
                     Acquired               (B)SARs          Unexercised In-The
                    on Exercise             at 01/01/00      Money (A)Options
                   (A)Options    Value($)   Exercisable/     (B)SARs at 01/01/00
Name                 (B)SARs     Realize   Unexercisable     Exercisable/Unexercisable
-----------------  ------------  -------   -------------     -------------------------
Gerald F. Lestina      (A) -       -        18,833/2,667      1,171,075    68,275
                       (B) -       -           -    -             -          -

Robert D. Ranus        (A) -       -        10,500/ -           756,800      -
                       (B) -       -           -    -             -          -

Ralph D. Beketic       (A) -       -         1,950/50           110,865     3,560
                       (B) -       -         1,750/250          110,195    16,530

Marion H. Sullivan     (A) -       -         1,450/50           108,890     3,560
                       (B) -       -         2,350/150          161,105    10,045

Michael J. Schmitt     (A) -       -         3,050/450          212,650    29,500
                       (B) -       -         1,450/50           108,890     3,560

Retirement Plan
---------------
Benefits under the Roundy's, Inc. Retirement Plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by 1% of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years.

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on January 1, 2000, at the age of 65:



Average
Annual                              Annual Pension After Specified
Compensation                          Years of Credited Service
During Last
Five Completed
Calendar  Years     10 Years       15 Years      20 Years       25 Years       30 Years     35 Years
---------------   -----------     ----------    ----------     ----------     ----------   ----------
$100,000          $20,000         $30,000       $40,000        $ 50,000        $ 55,000    $ 60,000
 125,000           25,000          37,500        50,000          62,500          68,800      75,000
 150,000           29,800          44,700        59,600          74,500          82,000      89,400
 175,000           31,200          46,800        62,400          78,000          85,800      93,600
 200,000           31,200          46,800        62,400          78,000          85,800      93,600
 225,000           32,200          48,900        65,700          82,500          90,000     100,000
 250,000           33,600          52,300        71,000          89,600          98,900     110,100
 300,000           36,300          58,200        80,100         102,000         114,600     127,700
 400,000           36,300          58,200        80,100         102,000         114,600     127,700
 450,000           36,300          58,200        80,100         102,000         114,600     127,700
 500,000           36,300          58,200        80,100         102,000         114,600     130,000

All of the Named Executive Officers are covered by the Roundy's, Inc. Retirement Plan. Their average annual compensation would be the combined amount listed under Salary and Bonus shown in the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers is as follows: Mr. Lestina: 30 years, Mr.
Ranus: 13 years, Mr. Beketic: 9 years, Mr. Sullivan: 12 years, and Mr. Schmitt: 22 years.

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

Directors Compensation
-----------------------
Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 1999; outside Directors each received $15,000, prorated on an annual basis, plus $500 per Board of Directors meeting plus $500 per committee meeting not held the same day as a Board of Directors meeting for their services during 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On January 1, 2000, 12,000 shares of Class A Common and 1,148,563 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time Roundy's was organized. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. As of March 30, 2000, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Retailer Director each year and two every three years), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class
A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Victor C. Burnstad, Gary N. Gundlach, Bronson J. Haase, Edward G. Kitz, Gerald F. Lestina,
David J. Spiegelhoff, and Robert R. Spitzer. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Burnstad is President and Stockholder of Burnstad Bros., Inc., a stockholder-customer of Roundy's. Mr. Gundlach is the owner of Pick `n Save retail stores in Columbus, DeForest, Madison, McFarland,
Stoughton and Sun Prairie, Wisconsin, and is a stockholder-customer of Roundy's. Mr. Spiegelhoff is Vice President of Portage Pick 'n Saves, Inc. and Spiegelhoff Super Food Market, Inc., stockholder-customers of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a successor Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

The following table sets forth the beneficial ownership of equity securities of Roundy's as of March 15, 2000, by (i) each director; (ii) each Named Executive Officer; (iii) all directors and executive officers as a group; and (iv) each person who is known to the Company to be the beneficial owner of 5% or more of Class A Common Stock, which is the Company's only class of voting securities. Except as set forth in the table below, no other person (or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Voting Trust Certificates representing shares of Class A Common.


                                           Beneficial Ownership (1)
                                     ----------------------------------
                                     Class A Common     Class B Common
                                     ---------------    ---------------
                                     Number  Percent    Number  Percent
                                       of      of         of      of
                                     Shares   Class     Shares   Class
                                               (2)                (2)
                                     ---------------    ---------------

Woodman's Food Market, Inc. (3)       700      6.19%   105,165   8.97%
McAdams, Inc. (4)                     700      6.19%    81,199   6.93%
Mega Marts, Inc. and NDC, Inc. (5)  1,700     15.04%   131,929  11.25%
Gerald F. Lestina (6)                -(7)      -(7)     23,272   1.95%
Robert D. Ranus (8)                  -(7)      -(7)     14,925   1.26%
George C. Kaiser (9)                 -(7)      -(7)      4,667    *
Robert E. Bartels (10)               -(7)      -(7)      4,916    *
Gary R. Sarner                       -(7)      -(7)      1,333    *
George E. Prescott (11)               600      5.31%    85,686   7.31%
Gary N. Gundlach (12)                 600      5.31%    30,632   2.61%
Robert S. Gold (17)                   400      3.54%    37,969   3.24%
Charles R. Bonson (13)                200      1.77%    22,038   1.88%
Patrick D. McAdams (4)                700      6.19%    81,199   6.93%
Ralph D. Beketic (14)                -(7)      -(7)      1,950     *
Marion H. Sullivan (15)              -(7)      -(7)      1,450     *
Michael J. Schmitt (16)              -(7)      -(7)      5,217     *
All Directors and Executive         1,900     16.81%   299,006  24.53%
Officers as a Group (18)


(1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
(2)  Asterisk (*) denotes less than 1%.
(3) Voting and investment power over the shares owned by Woodman's Food Market, Inc., whose address is 2919 North Lexington, Janesville, Wisconsin 53545, is solely held by its owner, Willard R. Woodman, Jr.
(4) Voting and investment power over the shares owned by McAdams, Inc., whose address is W320 S1807 State Road 83, Wales, Wisconsin 53183, is solely held by its owner, John A. McAdams. The shares shown for Patrick
     D. McAdams reflect all shares owned by McAdams, Inc. of which Patrick D. McAdams is General Manager and Treasurer.
(5) Voting and investment power over the shares owned by Mega Marts, Inc. and NDC, Inc., whose address is 150 W. Holt Avenue, Milwaukee, Wisconsin 53207, is solely held by a trust. The Company has entered into a letter of intent to acquire Mega Marts, Inc. and upon the consummation of such acquisition, these shares will become treasury shares.

(6) Includes options for 20,166 shares that are exercisable within 60 days of March 15, 2000.
(7) The Class A Common may only be held by the owners ("stockholder-customers") of retail grocery stores serviced by Roundy's.
(8) Includes options for 10,500 shares that are exercisable within 60 days of March 15, 2000.
(9) Includes 667 shares owned by FTC Master Profit Sharing Plan for George C. Kaiser & Company.
(10) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(11) Includes 600 shares of Class A Common Stock and 56,928 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 11,895 shares of Class B Common Stock owned by the George E. Prescott and Judith A. Prescott Revocable Trust of which George
     E. Prescott is Trustee; also includes 16,863 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 16,863 shares Mr. Prescott disclaims beneficial ownership.
(12) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of GEM, Inc. of which Mr. Gundlach is principal shareholder.
(13) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(14) Includes options for 1,950 shares that are exercisable within 60 days of March 15, 2000.
(15) Includes options for 1,450 shares that are exercisable within 60 days of March 15, 2000.
(16) Includes options for 3,050 shares that are exercisable within 60 days of March 15, 2000.
(17) Relates to shares owned by Robert S. Gold, as a sole proprietor, and B. & H. Gold Corp., Gold's Market, Inc., Gold's, Inc. and
     Gold's of Mequon, LLC, of which Mr. Gold is principal shareholder.
(18) The group of directors and executive officers who control stockholder-customers and therefor may beneficially own Class A Common (see Note (4)) consists of four (4) persons: Messrs. Bonson, Gold, McAdams and Prescott. The group of directors and executive officers who own or may own Class B Common consists of twenty (20) persons. The total shown for Class B Common for the group includes options for 46,916 shares that are exercisable within 60 days of March 15, 2000, but does not include options for an additional 2,084 shares that have been granted but are not exercisable within 60 days of March 15, 2000.

ITEM 13. Certain Relationships and Related Transactions.
         -----------------------------------------------
      Proposed Acquisition of Mega Marts, Inc. and Certain Assets of NDC, Inc. Roundy's, Inc. has entered into a letter of intent with the shareholders of Mega Marts, Inc. ("Mega Marts") and NDC, Inc. ("NDC"), pursuant to which the Company proposes to purchase all of the voting securities of Mega Marts and certain assets of NDC. The purchase price for the securities of Mega Marts is expected to be approximately $123,000,000, subject to certain post-closing adjustments, and was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of Mega Marts. In connection with its proposed acquisition of the voting securities of Mega Marts, the Company also agreed to purchase certain of the assets of NDC, whose voting securities are held by some of the shareholders of Mega Marts. The purchase price for the NDC assets is expected to be approximately $11,000,000, and was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of NDC. Several offerices of the registrant, under the direction of Gerald F. Lestina, were primarily responsible for determining the purchase price for these assets. As consideration for a non-competition agreement, with a five year term, from Gary L. Fryda, John M. Rupcich and David A. Ulrich, Jr., shareholders of Mega Marts, the Company will pay an aggregate of $1,000,000 over a five year period. The anticipated closing of these transactions is March 31, 2000. Mega Marts and NDC beneficially owned 15.04% of the voting securities of Roundy's, Inc. as of March 15, 2000 and Henry Karbiner, Jr., who is an officer of Tri City National Bank and Tri City Bankshares Corporation, which the Company believes are affiliates of Mega Marts and NDC, is a director of Roundy's, Inc.

      Sale of Certain Assets to Prescott Supermarkets, Inc. On January 28, 2000, Roundy's, Inc. sold certain assets and inventory of a retail grocery store to Prescott Supermarkets, Inc. for a price of approximately $4,100,000. The sale price for these assets was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of Prescott Supermarkets, Inc. Several officers of the registrant, under the direction of Gerald F. Lestina, were primarily responsible for determining the purchase price for these assets. Prescott Supermarkets, Inc. beneficially owned 5.31% of the voting securities of Roundy's, Inc. as of March 15, 2000 and George E. Prescott, a shareholder of Prescott Supermarkets, Inc., is a director of Roundy's, Inc.

      Merchandise Purchases and Other Transactions. Certain of the Roundy's, Inc. directors, Retailer Trustees of the Roundy's, Inc. Voting Trust, and owners of more than 5% of the outstanding Voting Trust Certificates as of March 15, 2000 own and/or operate retail food stores which purchase merchandise from the Company. The Company also engages in certain other transactions with such retail food stores and other affiliates of such persons. All of such merchandise purchases are made from the Company, and all such other transactions are engaged in, in the ordinary course of business and on the same basis and conditions as merchandise purchases and other similar transactions between the Company and its other stockholder-customers. The following table and the notes thereto set forth certain information about such transactions:

                                       Merchandise Purchases (Amount)
                                       1999         1998         1997
                                   ------------ ------------ ------------
Robert E. Bartels (1)              $114,177,900 $118,724,000 $114,306,000
Charles R. Bonson (2)                17,372,000   14,043,000    8,471,000
Victor C. Burnstad (3)               22,280,800   20,540,000   19,320,000
Robert S. Gold (4)                   67,534,400   61,681,000   52,712,000
Gary N. Gundlach (5)                 55,954,300   48,643,000   47,514,000
Patrick D. McAdams/
  McAdams, Inc. (6)                  97,272,100   88,239,000   70,639,000
David J. Spiegelhoff (7)             45,669,800   39,948,000   20,469,000
George E. Prescott/
  Prescott Supermarkets, Inc. (8)    87,682,500   81,668,000   78,218,000
Woodman's Food Market, Inc.          54,943,300   54,195,000   51,395,000
Mega Marts, Inc. and NDC, Inc. (9)  330,686,800  294,483,000  271,690,000
Gary R. Sarner (10)                     n/a        n/a        n/a

1.   Through Martin's Super Markets, Inc.

2. Through Bonson's Foods, Inc. Bonson's Foods, Inc. is currently subleasing land and buildings from the Company for eight years for an annual rental of approximately $137,400.

3. Through Burnstad Bros., Inc. Burnstad Bros., Inc. is currently subleasing land and a building from the Company for a period of three years, for an annual rental of approximately
     $44,000. In November, 1997, Burnstad Bros., Inc. issued promissory notes to Roundy's, Inc. in the amount of $48,200. The amount outstanding as of January 1, 2000 was $24,000.

4. Through B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC. These entities are currently subleasing land and buildings from the Company for periods of six to 25 years at four store sites, for an aggregate annual rental of approximately $1,197,600.

5. Through retail grocery stores owned by Mr. Gundlach as sole proprietor. Mr. Gundlach is currently subleasing land and buildings from the Company for periods of nine to 20 years at five store sites, for an aggregate annual rental of approximately $1,474,000.

6. Through McAdams, Inc. McAdams, Inc. is currently subleasing land and buildings from the Company for periods of 10 and 11 years at two store sites, for an aggregate annual rental of approximately $555,000. During fiscal 1999, McAdams Realty Company purchased a
     24 acre parcel of land from the Company for approximately $1.5 million.

7.   Through Speigelhoff's Super Food Market, Inc. and Portage Pick
     'n Saves, Inc. Speigelhoff's Super Food Market, Inc. and Portage Pick 'n Saves, Inc. are currently subleasing land and buildings from the Company for periods of seven to 17 years at four store sites for an aggregate annual rental of approximately $1,079,500.

8. Prescott Supermarkets, Inc. is currently subleasing land and buildings from the Company for periods of three to 13 years at five store sites, for an aggregate annual rental of approximately
     $1,775,000.

9. Mega Marts, Inc. is subleasing land and buildings from the Company for periods of two to 15 years at seven store sites and one additional storage site, for an aggregate annual rental of approximately $2,356,900.

10.  The Company made payments in fiscal 1999 aggregating
     $1,615,100 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.

                           PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------
(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended January 1, 2000, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for the years ended
          January 1, 2000, January 2, 1999 and January 3, 1998.
     Consolidated Balance Sheets at January 1, 2000 and
          January 2, 1999
     Statements of Consolidated Stockholders' Equity for the years ended
          January 1, 2000, January 2, 1999
          and January 3, 1998
     Statements of Consolidated Cash Flows for the years ended
          January 1, 2000, January 2, 1999 and January 3, 1998.
     Notes to Financial Statements

(a)(2)    Financial Statement Schedules for the years ended
          January 1, 2000, January 2, 1999 and January 3,1998

                                                            Page

          Independent Auditors' Report....................... 27

          Schedule VIII - Valuation and qualifying
                         accounts............................ 28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

2.1 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999. FILED HEREWITH.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 33-57505.
4.1 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-57505 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio National Life Insurance Company, Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.4 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.7 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus, which forms a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
4.9 First Amendment dated May 1, 1996 to Note Agreements dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman Accident and Life Company, incorporated herein by reference to Exhibit 4.17 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission
      File No. 33-57505.

4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent),
      incorporated herein by reference to Exhibit 4.11 of
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 33-
      57505.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with
      the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of
      Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1 Deferred Compensation Agreement between the Registrant
      and certain executive officers including Messrs. Ranus,
      Beketic, Sullivan and Schmitt, incorporated herein by
      reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a) Amendment to Deferred Compensation Agreement between the
      Registrant and certain executive officers including Messrs.
      Ranus, Beketic, Sullivan and Schmitt, dated March 31,1998, incorporated herein by reference to Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein
      by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      2001 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F.
      Lestina, incorporated herein by reference to Exhibit
      10.4 of Registrant's Registration Statement on Form S-
      2 dated April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.5  1991 Stock Incentive Plan, as amended June 3, 1998,
      incorporated herein by reference to Exhibit 10.6 of
      Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10,
      1998, Commission File No. 33-57505.
10.6  Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of
      Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10,
      1998, Commission File No. 33-57505.
10.7  Amendment to Severance and Non-Competition Agreement
      between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-
      Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
10.8  Form of Second Amendment to Deferred Compensation Agreement for
      certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3,
      1998, filed with the Commission on November 10, 1998, Commission
      File No. 33-57505.
10.9  Roundy's, Inc. Supplemental Employee Retirement Plan
      for certain executive officers including Lestina,
      Ranus, Beketic and Sullivan, incorporated herein by
      reference to Exhibit 10.9 of Registrant's Form 10-Q
      for the quarterly period ended July 3, 1999, filed
      with the Commission on August 9, 1999, Commission No. 33-57505.
13    Portions of 1999 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by
      reference, the Annual Report to Stockholders shall
      not be deemed to be filed with the Securities and
      Exchange Commission as part of this Annual Report on
      Form 10-K)
21    Subsidiaries of Roundy's, Inc.
27    Financial Data Schedule.
(b)   Reports on Form 8-K.
      On November 8, 1999, the Company filed a Form 8-k stating that on November 3, 1999, the Board of Directors of Roundy's, Inc. ("Roundy's") of Pewaukee, Wisconsin, has approved the acquisition of the supermarket assets of Ultra Mart, Inc., an independent owner/operator of seven
      Pick 'n Save store in Wisconsin. Also, on November 5, 1999, the Board of Directors of Roundy's, Inc. has authorized the purchase of the common stock of Mega Marts, Inc. and the assets of Tri City Pick 'n Save store owned by N.D.C., Inc., an affiliate of Mega Marts, Inc.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and its subsidiaries as of January 1, 2000 and January 2, 1999, and for each of the three years in the period ended January 1, 2000 and have issued our report thereon dated February 25, 2000; such consolidated financial statements and report are included in your 1999 Annual
Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Roundy's, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2000



                                                        SCHEDULE VIII

                                          ROUNDY'S, INC. AND SUBSIDIARIES

                                        VALUATION AND QUALIFYING ACCOUNTS
                               ---------------------------------------------------------
                                 COLUMN      COLUMN     COLUMN     COLUMN       COLUMN
                                   A           B          C          D            E
                               ---------------------------------------------------------
                                            ADDITIONS

                               Balance at   Charged    Charged                  Balance
                               Beginning    to Cost    To Other                 At End
Description                    Of Period   & Expenses  Accounts  Deductions(A) of Period
---------------------------    ----------  ----------  --------  ------------- ---------
YEAR ENDED January 1, 2000:
Allowance for Losses:
Current receivables            $6,361,600  $  474,100            $1,325,900    $5,509,800
Notes receivable, long-term     6,015,000   1,122,000                -          7,137,000


YEAR ENDED January 2, 1999:
Allowance for Losses:
Current receivables:           $5,648,700  $1,473,300            $  760,600    $6,361,600
Notes receivable, long-term     5,299,000     716,000                  -        6,015,000

YEAR ENDED January 3, 1998:
Allowance for Losses:
Current receivables            $6,314,700  $2,389,100            $3,055,100    $5,648,700
Notes receivable, long-term     5,576,000      -                    277,000     5,299,000

(A)  Amounts in Column D represent accounts written off less recoveries.

                         SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D.RANUS
-----------------------------           ---------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date: March 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

ROBERT E. BARTELS                       GERALD F. LESTINA
------------------                      ------------------
Robert E. Bartels                       Gerald F. Lestina
March 21, 2000                          March 21, 2000
(Director)                              (Director)

CHARLES R. BONSON                       PATRICK D. MCADAMS
------------------                      -------------------
Charles R. Bonson                       Patrick D. McAdams
March 21, 2000                          March 21, 2000
(Director)                              (Director)

ROBERT S. GOLD                          GEORGE E. PRESCOTT
-----------------                       --------------------
Robert S. Gold                          George E. Prescott
March 21, 2000                          March 21, 2000
(Director                               (Director

                                        ROBERT D. RANUS
-----------------                       -------------------
George C. Kaiser                        Robert D. Ranus
March 21, 2000                          March 21, 2000
(Director)                              (Director)

HENRY KARBINER, JR.                     GARY R. SARNER
--------------------                    ---------------------
Henry Karbiner, Jr.                     Gary R. Sarner
March 21, 2000                          March 21, 2000
(Director)                              (Director)

               SUPPLEMENTAL INFORMATION TO BE
                FURNISHED WITH REPORTS FILED
                  PURSUANT TO SECTION 15(d)
                  OF THE ACT BY REGISTRANTS
            WHICH HAVE NOT REGISTERED SECURITIES
              PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended January 1, 2000 is incorporated by reference in this report.

Registrant does not furnish proxy-soliciting material to its securityholders.

Index to Exhibits

Exhibit                     Description
-------                     ------------
2.1 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999. FILED HEREWITH.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-
      2 (File No. 2-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 33-57505.
4.1 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 33-57505 (included as Exhibit D to the prospectus which forms a part of the Registration Statement).
4.2   Note Agreement dated December 15, 1991 (effective
      December 30, 1991), between Roundy's, Inc. and Massachusetts Mutual Life Insurance Company and
      United of Omaha Life Insurance Company, incorporated herein by reference to Exhibit 4.9 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended December 28, 1991, filed with the Commission on March
      26, 1992, Commission File No. 2-66296.
4.3   Note Agreement dated December 15, 1992 between
      Roundy's, Inc. and Connecticut Mutual Life Insurance Company, The Ohio National Life Insurance Company, Provident Mutual Life Insurance Company of
      Philadelphia, Providentmutual Life and Annuity
      Company of America, Guarantee Mutual Life Company,
      Woodmen Accident and Life Company and United of Omaha
      Life Insurance Company, incorporated herein by reference to Exhibit 4.11 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      2, 1993, filed with the Commission on March 30, 1993, Commission File No. 2-66296.
4.4 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the prospectus which forms a part of the Registration Statement).
4.5   Note Agreement dated December 22, 1993 (effective
      December 22, 1993), between Roundy's, Inc. and The Variable Annuity Life Insurance Company, The Life Insurance Company of Virginia, Phoenix Home Life
      Mutual Insurance Company, Phoenix American Life
      Insurance Company, Washington National Insurance
      Company, and TMG Life Insurance Company, incorporated herein by reference to Exhibit 4.14 of Registrant's
      Annual Report on Form 10-K for the fiscal year ended January 1, 1994, filed with the Commission on March
      31, 1994, Commission File No. 2-66296.
4.6 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the prospectus which forms a part of the Registration Statement).
4.7 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's
      Registration Statement on Form S-2 (File No. 33-
      57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the prospectus, which forms a part of the Registration Statement).
4.8   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998 (included as Exhibit C to the prospectus which forms a part of the Registration Statement).
4.9 First Amendment dated May 1, 1996 to Note Agreements dated December 15, 1991 and Note Agreements dated
      December 15, 1992 and Note Agreements dated December
      22, 1993, incorporated herein by reference to Exhibit
      4.16 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission File No. 33-57505.
4.10  Note Agreement dated May 15, 1996 between Roundy's,
      Inc. and The Ohio National Life Insurance, Phoenix American Life Insurance Company, Provident Mutual
      Life Insurance, Providentmutual Life and Annuity
      Company of America, United of Omaha Life Insurance Company, John Alden Life Insurance Company, Oxford
      Life Insurance Company, The Security Mutual Life
      Insurance Company of Lincoln, Nebraska and Woodman Accident and Life Company, incorporated herein by reference to Exhibit 4.17 of Registrant's Form 10-Q for the quarterly period ended June 29, 1996, filed with the Commission on August 13, 1996, Commission
      File No. 33-57505.

4.11  Credit Agreement dated December 13, 1996, between
      Roundy's, Inc. and PNC Bank, NA (as agent),
      incorporated herein by reference to Exhibit 4.11 of
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 33-
      57505.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with
      the Commission on March 30, 1984, Commission File No.
      2-66296.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to
      Amended and Restated Voting Trust Agreement,
      incorporated herein by reference to Exhibit 9(a) of
      Registrant's Registration Statement on Form S-2 (File
      No. 2-66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement
      on Form S-2 (File No. 2-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(c) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to
      Exhibit 9(d) of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.1 Deferred Compensation Agreement between the Registrant
      and certain executive officers including Messrs. Ranus,
      Beketic, Sullivan and Schmitt, incorporated herein by
      reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a) Amendment to Deferred Compensation Agreement between the
      Registrant and certain executive officers including Messrs.
      Ranus, Beketic, Sullivan and Schmitt, dated March 31,1998, incorporated herein by reference to Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the
      Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein
      by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 2-66296.
10.2(a) Declarations page for renewal through November 1,
      2001 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F.
      Lestina, incorporated herein by reference to Exhibit
      10.4 of Registrant's Registration Statement on Form S-
      2 dated April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement
      on Form S-2 (File No. 33-57505), dated April 26,
      1996.
10.5  1991 Stock Incentive Plan, as amended June 3, 1998,
      incorporated herein by reference to Exhibit 10.6 of
      Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10,
      1998, Commission File No. 33-57505.
10.6  Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of
      Registrant's Form 10-Q for the quarterly period ended
      October 3, 1998, filed with the Commission on November 10,
      1998, Commission File No. 33-57505.
10.7  Amendment to Severance and Non-Competition Agreement
      between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-
      Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 33-57505.
10.8  Form of Second Amendment to Deferred Compensation Agreement for
      certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3,
      1998, filed with the Commission on November 10, 1998, Commission
      File No. 33-57505.
10.9  Roundy's, Inc. Supplemental Employee Retirement Plan
      for certain executive officers including Lestina,
      Ranus, Beketic and Sullivan, incorporated herein by
      reference to Exhibit 10.9 of Registrant's Form 10-Q
      for the quarterly period ended July 3, 1999, filed
      with the Commission on August 9, 1999, Commission No. 33-57505.
13    Portions of 1999 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by
      reference, the Annual Report to Stockholders shall
      not be deemed to be filed with the Securities and
      Exchange Commission as part of this Annual Report on
      Form 10-K)
21    Subsidiaries of Roundy's, Inc.
27    Financial Data Schedule.
(b)   Reports on Form 8-K.
      On November 8, 1999, the Company filed a Form 8-K stating that on November 3, 1999, the Board of Directors of Roundy's, Inc. ("Roundy's") of Pewaukee, Wisconsin, has approved the acquisition of the supermarket assets of Ultra Mart, Inc., an independent owner/operator of seven
      Pick 'n Save stores in Wisconsin. Also, on November 5, 1999, the
      Board of Directors of Roundy's, Inc. has authorized the purchase of the common stock of Mega Marts, Inc and the assets of the Tri
      City Pick 'n Save store owned by N.D.C., Inc., an affiliate of Mega Marts, Inc.