Form 10-Q
period 2000-04-01
ROUNDYS INC
filed 2000-04-28
CIK 314423

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                              FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2000

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        002-94984

                              Roundy's, Inc.
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
---------------------------------------      ----------
(Address of principal executive offices)     (Zip Code)

                     (262) 953-7999
          (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at April 1, 2000
-----------------------------        ----------------------------
Common Stock, $1.25 par value

Class A (Voting)                            9,700 Shares
Class B (Non-voting)                    1,036,668 Shares

                           ROUNDY'S, INC.

                                INDEX



                                                            Page No.

PART I.    Financial Information:

           Condensed Consolidated Balance Sheets -              3
              April 1, 2000 and January 1, 2000

           Condensed Statements of Consolidated Earnings -      4
              Thirteen Weeks Ended
              April 1, 2000 and April 3, 1999

           Condensed Statements of Consolidated Cash Flows      5
           -
              Thirteen Weeks Ended April 1, 2000
              and April 3, 1999

           Notes to Condensed Consolidated Financial            6
           Statements

           Management's Discussion and Analysis of              9
              Financial Condition and Results of
              Operations

PART II.   Other Information                                   11

SIGNATURES                                                     12

                      PART I. FINANCIAL INFORMATION
                     ROUNDY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    April 1, 2000 to January 1, 2000
                               (Unaudited)

                                           April 1, 2000   January 1, 2000
                                           -------------   ---------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............. $ 36,180,400     $ 68,385,800
  Notes and accounts receivable, less
    allowance for losses, $5,404,100
    and $5,509,800, respectively ........   91,715,000       87,659,000
  Merchandise inventories ...............  197,364,800      166,514,000
  Prepaid expenses ......................    6,329,800        5,362,000
  Future income tax benefits ............    8,043,300        8,026,800
                                          ------------     ------------
    Total Current Assets ................  339,633,300      335,947,600
                                          ------------     ------------
OTHER ASSETS:
  Notes receivable, less allowance for
    losses, $7,137,000 ..................    9,380,800       10,650,600
  Goodwill and other assets .............  119,133,700        9,532,000
  Other real estate .....................    5,755,100        5,705,000
  Deferred income tax benefit ...........    3,782,000        3,782,000
                                          ------------     ------------
    Total Other Assets ..................  138,051,600       29,669,600
                                          ------------     ------------
PROPERTY AND EQUIPMENT - Net ............  184,352,400      131,707,500
                                          ------------     ------------
                                          $662,037,300     $497,324,700
                                          ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt .. $  7,834,500     $ 24,734,500
  Accounts payable ......................  191,684,600      174,893,000
  Accrued expenses ......................   68,956,200       62,981,000
  Income taxes ..........................   11,375,800        5,402,600
                                          ------------     ------------
    Total Current Liabilities ...........  279,851,100      268,011,100

LONG-TERM DEBT, LESS CURRENT MATURITIES..  207,935,700       48,563,600
OTHER LIABILITIES .......................   32,358,700       26,830,600
                                          ------------     ------------
    Total Liabilities ...................  520,145,500      343,405,300
                                          ------------     ------------
REDEEMABLE CLASS B COMMON STOCK .........    9,948,800        9,948,800

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A) ....................       12,100           15,000
    Non-Voting (Class B) ................    1,382,200        1,356,600
                                          ------------     ------------
      Total Common Stock ................    1,394,300        1,371,600

 Patronage dividends payable in common
  stock .................................                     3,078,000
 Additional paid-in capital .............   39,139,000       36,305,800
 Reinvested earnings ....................  109,737,200      104,346,400
                                          ------------     ------------
      Total                                150,270,500      145,101,800
                                          ------------     ------------
 Less treasury stock, at cost ...........   18,327,500        1,131,200
                                          ------------     ------------
      Total Stockholders' Equity ........  131,943,000      143,970,600
                                          ------------     ------------
                                          $662,037,300     $497,324,700
                                          ============     ============
See Notes to Condensed Consolidated Financial Statements.

                   ROUNDY'S, INC. AND SUBSIDIARIES

            CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

                    FOR THE THIRTEEN WEEKS ENDED
                   April 1, 2000 AND April 3, 1999

                             (UNAUDITED)


                                      Thirteen Weeks Ended

                                      April 1, 2000   April 3, 1999
REVENUES:                             -------------   -------------
Net sales and service fees .........  $672,420,900    $650,613,800
Other - net ........................     1,977,800       1,028,000
                                      ------------    ------------
                                       674,398,700     651,641,800
                                      ------------    ------------
COSTS AND EXPENSES:
Cost of sales ......................   600,634,300     588,852,900
Operating and administrative .......    61,718,800      56,143,500
Interest ...........................     2,104,600       1,634,300
                                      ------------    ------------
                                       664,457,700     646,630,700
                                      ------------    ------------
EARNINGS BEFORE INCOME TAXES .......     9,941,000       5,011,100

PROVISION FOR INCOME TAXES .........     4,051,000       2,042,000
                                      ------------    ------------
NET EARNINGS .......................  $  5,890,000    $  2,969,100
                                      ============    ============

      See Notes to Condensed Consolidated Financial Statements.

                   ROUNDY'S, INC. AND SUBSIDIARIES

           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
    FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999
                             (UNAUDITED)

                                                    Thirteen Weeks Ended
                                                  April 1, 2000  April 3, 1999
                                                  -------------  -------------
Cash Flows From Operating Activities:
  Net earnings .................................  $  5,890,000   $  2,969,100
Adjustments to reconcile net earnings to net
  cash flows provided by operating
activities:
  Depreciation and amortization  ...............     5,180,300      4,366,700
  (Decrease) increase in allowance for losses ..      (110,200)       403,300
  (Gain) loss on sale of assets ................    (1,165,600)        94,900
(Increase) decrease in operating assets net of
 the effect of acquisitions and disposition:
  Accounts receivable ..........................     3,154,200    (10,718,100)
  Merchandise inventories ......................       915,900      4,742,100
  Prepaid expenses .............................       725,700      1,685,600
  Future income tax benefits ...................       (16,500)
  Other real estate ............................       (50,100)
  Other assets .................................    (1,165,700)       (17,000)
Increase(decrease)in operating liabilities net
of the effect of acquisitions and disposition:
  Accounts payable .............................    (4,967,400)    (4,038,300)
  Accrued expenses .............................    (1,440,000)     4,867,900
  Income taxes .................................     1,010,200       (768,200)
  Other liabilities  ...........................       343,700         91,500
                                                  ------------   ------------
Net cash flows provided by operating activities      8,304,500      3,679,500
                                                  ------------   ------------

Cash Flows from Investing Activities:
  Capital expenditures .........................    (4,150,500)    (7,248,600)
  Proceeds from sale of property and
    equipment and other productive assets ......     4,157,100        422,400
  Payment for business acquisitions net of cash
    acquired ...................................  (168,528,100)
  Decrease in notes receivable .................     1,269,800        293,500
                                                  ------------   ------------
Net cash flows used in investing activities ....  (167,251,700)    (6,532,700)
                                                  ------------   ------------

Cash Flows from Financing Activities:
  Proceeds from long term borrowings ...........   215,486,400
  Reductions in debt ...........................   (88,023,300)    (1,207,600)
  Proceeds from sale of common stock ...........        16,000         11,800
  Common stock purchased .......................      (737,300)      (310,900)
                                                  ------------   ------------
Net cash flows provided by (used in) financing
  activities ...................................   126,741,800     (1,506,700)
                                                  ------------   ------------
Net decrease in cash and cash equivalents ......   (32,205,400)    (4,359,900)
Cash and cash equivalents, beginning of period .    68,385,800     72,094,500
                                                  ------------   ------------
Cash and cash equivalents, end of period .......  $ 36,180,400   $ 67,734,600
                                                  ============   ============
Cash paid during the period: - Interest           $  2,699,300   $  1,215,600
                             - Income Taxes          3,107,300      2,842,300
Liabilities assumed in business acquisition:        49,987,200

      See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of April 1, 2000, and January 1, 2000 and the consolidated results of operations for the thirteen weeks ended April 1, 2000 and April 3, 1999, and changes in consolidated cash flows for the thirteen weeks ended April 1, 2000 and April 3, 1999.

2) The consolidated results of operations for the thirteen weeks ended April 1, 2000 and April 3, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of April 1, 2000 and January 1, 2000, 76,559 shares were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) During fiscal 1998, fire destroyed the Evansville, Indiana warehouse, inventory and equipment. The Division supplied frozen food and meat products to Roundy's customers in the Southern Midwest area. Settlements have been reached on the inventory, building and equipment. Discussions are in process with the insurance carrier relating to the business interruption losses incurred.

     Due to the complexity of the claim, the Company anticipates that the final settlement may require an extended period of negotiation. However, Management believes that the Company's insurance coverage was sufficient and that the final settlement with its insurance carrier will not have a material adverse impact on the Company's future financial statements.

6) On February 2, 2000, the Company purchased seven grocery retail stores for cash of approximately $37.7 million. Operating results of such stores have been included in the statement of consolidated earnings since the acquisition date. Goodwill of approximately $21.5 million resulted from the purchase and is being amortized over 20 years. The pro forma effects of the acquisition are not material.

     The acquisition was accounted for as a purchase and the financial statements reflect the preliminary allocation of the purchase price to the assets acquired based on their estimated fair values. Such allocation could change based upon the receipt of various appraisals and the completion of the assessment of fair values, however, such changes are not anticipated to be significant.

7) On March 31, 2000, the Company acquired all of the outstanding stock of Mega Marts, Inc. ("Mega") for approximately $123.9 million in cash and notes payable. Mega owned and operated 16 retail grocery stores. Also on March 31, 2000, the Company acquired certain assets of NDC, Inc. (an affiliate of Mega) consisting of a retail grocery store known as the "Tri-City Pick `n Save" ("TCPS") for approximately $11.2 million in cash, subject to post-closing adjustments. The acquisition was effective at the end of the day on April 1, 2000 and the operating results of Mega and TCPS will be included in the statement of consolidated earnings after the effective date. Goodwill and a covenant not to compete aggregating approximately $84.5 million resulted from the purchase and are being amortized over periods up to 20 years.

     The Company financed the acquisitions with the proceeds of a new Credit Agreement and $39 million in promissory notes issued to the shareholders of Mega.

     The acquisitions were accounted for as purchases and the financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Included in the assets of Mega were 132,330 shares of the Company's Class A and B common stock. A portion of the purchase price was allocated to such treasury shares acquired based on the net book value of the Company's common stock as of January 1, 2000. The purchase price allocated to the remaining assets acquired and liabilities assumed could change based upon the receipt of various appraisals and the completion of the assessment of fair values, however, such changes are not anticipated to be significant.

     Unaudited pro forma consolidated results of operations, including Mega and TCPS as if they had been acquired at the beginning of 2000 and as of the beginning of 1999 follows:

                                      Thirteen Weeks Ended
                               April 1, 2000        April 3, 1999
Net sales and service fees     $720,037,300          $692,780,800
Net earnings                      4,978,800             1,794,500

     Pro forma results are not necessarily indicative of what would have occurred had the acquisition been consummated as of the beginning of the periods. Pro forma results include amortization of intangible assets resulting from the purchase and additional interest expense as if funds borrowed in connection with the acquisition had been outstanding from the beginning of each period.

8) On March 31, 2000, the Company entered into a Credit Agreement in the maximum aggregate amount of $250,000,000 with various lenders. The Credit Agreement provides for a $170,000,000 revolving loan commitment and an $80,000,000 term loan.

     The Company used proceeds from the Credit Agreement to retire current debt outstanding of approximately $78 million and for the acquisition described in Note (7). The Credit Agreement includes covenants that, among others, limits stock repurchases and additional borrowing and provides for minimum working capital and net worth requirements ($120,000,000 at April 1, 2000).

     On April 4, 2000 the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the rate swap agreement is to fix the rate on $60,000,000 of borrowings.


9) Segment Reporting. The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The
     Company's wholesale distribution segment sells to both corporate and independently owned retail food stores, while the retail segment sells directly to the consumer.

     Gross Profit represents net sales, less cost of sales.

     Eliminations represent the activity between wholesale and Company owned retail stores. Inter-segment revenues are recorded at amounts consistent with those charged to independent retail stores.

     Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, notes receivable, corporate office facilities and equipment.

                                 Thirteen Weeks Ended
                            April 1, 2000    April 3, 1999
NET SALES:                  -------------   --------------
  Wholesale                 $637,300,200    $628,654,600
  Retail                     105,905,300      70,824,800
  Eliminations               (70,784,600)    (48,865,600)
                            ------------    ------------
TOTAL                       $672,420,900    $650,613,800
                            ============    ============

GROSS PROFIT:
  Wholesale                 $ 49,974,600    $ 47,289,300
  Retail                      22,864,300      15,255,700
  Eliminations                (1,052,300)       (784,100)
                            ------------    ------------
TOTAL                       $ 71,786,600    $ 61,760,900
                            ============    ============


                            April 1, 2000   January 1, 2000
IDENTIFIABLE ASSETS         -------------   ---------------
  Wholesale                 $312,471,100    $319,419,500
  Retail                     285,762,700      62,525,700
  Corporate                   63,803,500     115,379,500
                            ------------    ------------
TOTAL                       $662,037,300    $497,324,700
                            ============    ============


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

A summary of the period to period changes in the principal items included in the statements of consolidated earnings is shown below:

                                     Comparison of
                              13 Weeks Ended April 1, 2000
                                   and April 3, 1999
                                  Increase/<Decrease>

Net sales and service fees    $21,807,100     3.4%
Cost of sales                  11,781,400     2.0
Operating and admin.            5,575,300     9.9
expenses Interest expense         470,300    28.8
Earnings before income taxes    4,929,900    98.4

Net sales and service fees increased approximately $21.8 million during the first quarter of 2000 as compared to the first quarter of 1999. The loss of wholesale customers resulted in a decrease of approximately $8.5 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $4.5 million. New Company-owned stores resulted in an increase of approximately $40.5 million. Sales by existing Company-owned stores decreased $0.9 million. Sales to new and existing wholesale customers decreased $4.8 million, net. This decrease from the first quarter of 1999 is partially due to the Easter Holiday being in the first quarter of 1999 and in the second quarter of 2000.

Other - net revenues increased approximately $1.0 million. This increase is primarily due to the gain on the sale of the Oshkosh retail grocery store.

Cost of sales approximated 89.3% and 90.5% of net sales and service fees for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales, for the wholesale segment approximated 91.4% and 92.0% of wholesale net sales and service fees for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. Cost of sales for the retail segment approximated 78.4% and 78.5% of retail net sales and service fees for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

Operating and administrative expenses approximated 9.2% and 8.6% of net sales and service fees for the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively. This higher expense percentage is primarily due to the higher concentration of retail store business.

Interest expense increased primarily as a result of the $763,900 prepayment penalty for the early extinguishment of long-term debt that was paid during the quarter ended April 1, 2000.

No patronage dividends were declared or accrued as of April 1, 2000. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.7% in 2000 and 1999.


Liquidity and Capital Resources

The Company's current ratio decreased slightly from 1.25:1 at year-end to 1.21:1 at April 1, 2000. The consolidated long-term debt to equity ratio has increased from 0.32:1 at January 1, 2000 to 1.47:1 at April 1, 2000, partially due to decreased equity levels (created by an additional $17.2 million in treasury stock) and partially due to a $159.4 million increase in long-term debt incurred to finance the business acquisitions (see notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements).

Stockholders' equity, including redeemable common stock, decreased approximately $12.0 million due to an additional $17.2 million in treasury stock and $0.7 million in stock redemptions offset by reinvested earnings of $5.9 million.




                           II. OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits -

          27.1 Financial Data Schedule

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended April 1, 2000. However, on April 14, 2000, the Company filed a Form 8-K stating that on March 31, 2000, the Company, consummated the acquisition of: all of the outstanding stock of Mega Marts, Inc. from the shareholders of Mega for a purchase price of approximately $123.9 million, subject to post-closing adjustments; and certain of the assets of NDC, Inc. consisting of a retail grocery store known as the "Tri-City Pick 'n Save" for a purchase price of approximately
          $11.2 million, subject to post-closing adjustments. The Company financed the acquisitions utilizing the proceeds of a new Credit Agreement (see below) and issued approximately $39 million in promissory notes to certain of the shareholders of Mega.

          On March 31, 2000, the Company also entered into a Credit Agreement in the maximum aggregate amount of $250,000,000 with various lenders (the "Credit Agreement"). The Credit Agreement provides for a $170,000,000 revolving loan commitment and an $80,000,000 term loan. Following are the material components of the application of the proceeds of the Credit Agreement which were drawn on March 31, 2000 (the total amount drawn was approximately $175.5 million): (i) approximately $15.0 million was used to pay indebtedness of Mega; (ii) approximately
          $96.2 million was paid to the shareholders of Mega and to NDC, Inc.; (iii) approximately $63.0 million was used to retire long-term indebtedness of the Company; and (iv) the remaining approximately $1.3 million was used to pay other expenses, primarily transaction costs. On April 4, 2000 the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the rate swap agreement is to fix the rate on $60,0000,000 of borrowings.

          Also, on February 2, 2000, the Company consummated the acquisition of substantially all of the assets of Ultra Mart, Inc. ("Ultra"), an operator of seven retail grocery stores, for a purchase price of approximately $37.7 million.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ROUNDY'S, INC.
                                        (Registrant)





Date: April 28, 2000               ROBERT D. RANUS
                                   ---------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)