Form 10-Q
period 2000-07-01
ROUNDYS INC
filed 2000-08-08
CIK 314423

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2000
                               ------------
OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        002-94984
                      -------------------------------------------------
                              Roundy's, Inc.
-----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
-----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
-----------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                     (262) 953-7999
-----------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
-----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at July 1, 2000
-----------------------------        ---------------------------
Common Stock, $1.25 par value

Class A (Voting)                        9,800 Shares

Class B (Non-voting)                  1,023,120 Shares

                            ROUNDY'S, INC.

                                 INDEX
                                 -----



                                                               Page No.
                                                               --------

PART I.        Financial Information:

               Condensed Consolidated Balance Sheets -             3
                  July 1, 2000 and January 1, 2000

               Condensed Statements of Consolidated Earnings -     4
                  Thirteen Weeks and Twenty-six Weeks Ended
                  July 1, 2000 and July 3, 1999

               Condensed Statements of Consolidated Cash Flows -   5
                  Twenty-six Weeks Ended July 1, 2000
                  and July 3, 1999

               Notes to Condensed Consolidated Financial           6
                  Statements

               Management's Discussion and Analysis of             9
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                  11

SIGNATURES                                                        13

                      PART I. FINANCIAL INFORMATION
                      -----------------------------
                     ROUNDY'S, INC. AND SUBSIDIARIES
                     ===============================

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     July 1, 2000 and January 1, 2000
                              (UNAUDITED)

                                      July 1, 2000       January 1, 2000
                                      ------------       ---------------
CURRENT ASSETS:
 Cash and cash equivalents..........  $ 30,823,300        $ 68,385,800
 Notes and accounts receivable, less
   allowance for losses, $5,520,900
   and $5,509,800, respectively.....    96,052,800          87,659,000
 Merchandise inventories............   192,680,400         166,514,000
 Prepaid expenses...................     4,915,600           5,362,000
 Future income tax benefits.........     8,828,800           8,026,800
                                      ------------       ---------------
     Total Current Assets...........   333,300,900         335,947,600
                                      ------------       ---------------

OTHER ASSETS:
 Notes receivable, less allowance
 for losses of $7,137,000...........     8,964,800          10,650,600
 Goodwill and other assets..........   117,054,800           9,532,000
 Other real estate..................     5,755,100           5,705,000
 Deferred income tax benefit........     3,782,000           3,782,000
                                      ------------       ---------------
   Total Other Assets...............   135,556,700          29,669,600
                                      ------------       ---------------
PROPERTY AND EQUIPMENT - Net........   180,814,400         131,707,500
                                      ------------       ---------------
                                      $649,672,000        $497,324,700
                                      ============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt $  7,834,500        $ 24,734,500
 Accounts payable...................   189,855,300         174,893,000
 Accrued expenses...................    70,414,900          62,981,000
 Income taxes.......................    13,338,300           5,402,600
                                      ------------       ---------------
   Total Current Liabilities........   281,443,000         268,011,100

LONG-TERM DEBT, LESS CURRENT
MATURITIES..........................   188,695,600          48,563,600
OTHER LIABILITIES...................    33,188,800          26,830,600
                                      ------------       ---------------
   Total Liabilities................   503,327,400         343,405,300
                                      ------------       ---------------

REDEEMABLE CLASS B COMMON STOCK.....     9,440,300           9,948,800
                                      ------------       ---------------
STOCKHOLDERS' EQUITY:
 Common Stock:
   Voting (Class A).................        12,300              15,000
   Non-Voting (Class B).............     1,370,100           1,356,600
                                      ------------       ---------------
     Total Common Stock.............     1,382,400           1,371,600

 Patronage dividends payable in
  common stock......................                         3,078,000
 Additional paid-in capital.........    39,366,600          36,305,800
 Reinvested earnings................   114,482,800         104,346,400
                                      ------------       ---------------
     Total..........................   155,231,800         145,101,800
 Less Treasury Stock, at cost.......    18,327,500           1,131,200
                                      ------------       ---------------
     Total Stockholders' Equity.....   136,904,300         143,970,600
                                      ------------       ---------------
                                      $649,672,000        $497,324,700
                                      ============       ===============

See Notes to Condensed Consolidated Financial Statements.


                                     ROUNDY'S, INC. AND SUBSIDIARIES
                                     ===============================

                              CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

                            FOR THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                                      JULY 1, 2000 AND JULY 3, 1999

                                             (UNAUDITED)

                                  Thirteen Weeks Ended                  Twenty-six Weeks Ended
                            July 1, 2000        July 3, 1999        July 1, 2000        July 3, 1999
                           -------------       -------------       --------------      --------------
REVENUES:
Net sales and service fees $762,830,400        $666,913,400       $1,435,251,300      $1,317,527,200
Other - net................     528,700           1,321,200            2,506,500           2,349,200
                           ------------        ------------       --------------      --------------
                            763,359,100         668,234,600        1,437,757,800       1,319,876,400
                           ------------        ------------       --------------      --------------

COSTS AND EXPENSES:
Cost of sales.............. 658,863,800         601,406,600        1,259,498,100       1,190,259,500
Operating and administrative 88,484,400          57,253,400          150,203,200         113,396,900
Interest...................   5,539,100           1,628,200            7,643,700           3,262,500
                           ------------        ------------       --------------      --------------

                            752,887,300         660,288,200        1,417,345,000       1,306,918,900
                           ------------        ------------       --------------      --------------

EARNINGS BEFORE INCOME TAXES 10,471,800           7,946,400           20,412,800          12,957,500

PROVISION FOR INCOME TAXES.   4,267,200           3,238,200            8,318,200           5,280,200
                           ------------        ------------       --------------      --------------

NET EARNINGS...............$  6,204,600        $  4,708,200       $   12,094,600      $    7,677,300
                           ============        ============       ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                             ROUNDY'S, INC. AND SUBSIDIARIES
                             ===============================

                     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999
                                       (UNAUDITED)
                                                               Twenty-six Weeks Ended
                                                            July 1, 2000     July 3, 1999
                                                           -------------    -------------
Cash Flows From Operating Activities:
  Net earnings.........................................    $ 12,094,600     $  7,677,300

Adjustments to reconcile net earnings to net
  cash flows provided by operating activities:
  Depreciation and amortization........................      12,863,800        9,087,400
  Increase in allowance for losses.....................           6,600          803,300
  Gain on sale of assets...............................        (803,300)         (71,500)
(Increase) decrease in operating assets, net of
  the effect of acquisitions and disposition:
  Accounts receivable..................................      (1,300,400)      (7,077,100)
  Merchandise inventories..............................       5,600,300        2,112,100
  Prepaid expenses.....................................       2,139,900        2,769,300
  Future income tax benefits...........................        (802,000)
  Other real estate....................................         (50,100)        (900,000)
  Other assets.........................................        (684,500)        (125,200)
Increase(decrease)in operating liabilities, net
  of the effect of acquisitions and disposition:
  Accounts payable.....................................      (6,796,700)      (2,927,300)
  Accrued expenses.....................................          18,700       10,701,600
  Income taxes.........................................       2,972,700        1,933,100
  Other liabilities....................................       1,173,800          591,600
                                                           -------------    -------------
Net cash flows provided by operating activities........      26,433,400       24,574,600
                                                           -------------    -------------

Cash Flows From Investing Activities:
  Capital expenditures.................................      (7,414,500)     (11,327,700)
  Proceeds from sale of property and
    equipment and other productive assets..............       4,627,900          971,900
  Payment for business acquisitions net
    of cash acquired...................................    (129,645,000)      (5,682,500)
  Decrease (increase) in notes receivable..............       1,685,800         (130,500)
                                                           -------------    -------------
Net cash flows used in investing activities............    (130,745,800)     (16,168,800)
                                                           -------------    -------------

Cash Flows From Financing Activities:
  Proceeds from long term borrowings...................     176,486,400
  Reductions in debt...................................    (107,263,400)      (1,215,200)
  Proceeds from sale of common stock...................         816,300        1,425,000
  Common stock purchased...............................      (3,289,400)      (2,535,700)
                                                           -------------    -------------
Net cash flows provided by(used in)financing activities      66,749,900       (2,325,900)
                                                           -------------    -------------

Net (Decrease) Increase in cash and cash equivalents...     (37,562,500)       6,079,900

Cash and cash equivalents, beginning of period.........      68,385,800       72,094,500
                                                           -------------    -------------
Cash and cash equivalents, end of period...............    $ 30,823,300     $ 78,174,400
                                                           =============    =============
Cash paid during period: - Interest....................    $  6,455,600     $  3,283,700
                         - Income Taxes................       5,551,700        3,411,300
Liabilities assumed in business acquisition............      49,987,200

See Notes to Condensed Consolidated Financial Statements.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------


1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 1, 2000 and January 1, 2000, and the consolidated results of operations for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 and changes in consolidated cash flows for the twenty-six weeks ended
     July 1, 2000 and July 3, 1999.

2) The consolidated results of operations for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of July 1, 2000 and January 1, 2000, 72,646 and 76,559 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

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

6) On February 2, 2000, the Company purchased seven grocery retail stores for cash of approximately $37.7 million. Operating results of such stores have been included in the condensed statement of consolidated earnings since the acquisition date. Goodwill of approximately $21.5 million resulted from the purchase and is being amortized over 20 years. The pro forma effects of the acquisition are not material.

     The acquisition was accounted for as a purchase and the financial statements reflect the preliminary allocation of the purchase price to the assets acquired based on their estimated fair values. Such allocation could change based upon the receipt of various appraisals and the completion of the assessment of fair values, however, such changes are not anticipated to be significant.

7) On March 31, 2000, the Company acquired all of the outstanding stock of Mega Marts, Inc. ("Mega") for approximately $123.9 million in cash and notes payable. Mega owned and operated 16 retail grocery stores. Also on March 31, 2000, the Company acquired certain assets of NDC, Inc. (an affiliate of Mega) consisting of a retail grocery store known as the "Tri-City Pick `n Save" ("TCPS") for approximately
     $11.2 million in cash, subject to post-closing adjustments. The acquisition was effective at the end of the day on April 1, 2000 and the operating results of Mega and TCPS were included in the condensed statement of consolidated earnings after the effective date. Goodwill and a covenant not to compete aggregating approximately $84.5 million resulted from the purchase and are being amortized over periods up to 20 years.

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

     Unaudited pro forma consolidated results of operations, including Mega and TCPS as if they had been acquired at the beginning of 2000 and as of the beginning of 1999 follows:

                                       Twenty-Six Weeks Ended
                                   July 1, 2000      July 3, 1999
                                  --------------    --------------
     Net sales and service fees   $1,482,867,700    $1,403,593,000
     Net earnings                     11,183,400         5,210,700


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

     The Company used proceeds from the Credit Agreement to retire current debt outstanding of approximately $78 million and for the acquisition described in Note (7). The Credit Agreement includes covenants that, among others, limits stock repurchases and additional borrowing and provides for minimum working capital and net worth requirements ($123,412,500 at July 1, 2000).


     On April 4, 2000, the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the rate swap agreement is to fix the rate on $60,000,000 of borrowings.

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

                    For the thirteen weeks ended      For the twenty-six weeks ended
                    July 1, 2000    July 3, 1999       July 1, 2000     July 3, 1999
                    -------------   -------------     ---------------   ---------------
Net Sales
  Wholesale         $674,612,500    $639,398,900      $1,311,912,700    $1,268,053,500
  Retail             259,140,700      80,835,200         365,046,000       151,660,000
  Eliminations      (170,922,800)    (53,320,700)       (241,707,400)     (102,186,300)
                    -------------   -------------     ---------------   ---------------
      Total         $762,830,400    $666,913,400      $1,435,251,300    $1,317,527,200
                    =============   =============     ===============   ===============

Gross Profit
  Wholesale         $ 50,531,800    $ 48,553,600      $  100,506,400    $   95,842,900
  Retail              56,099,100      17,712,000          78,963,400        32,967,700
  Eliminations        (2,664,300)       (758,800)         (3,716,600)       (1,542,900)
                    -------------   -------------     ---------------   ---------------
      Total         $103,966,600    $ 65,506,800      $  175,753,200    $  127,267,700
                    =============   =============     ===============   ===============

Identifiable Assets July 1, 2000    January 1, 2000
                    -------------   ---------------

Wholesale           $299,477,000    $319,419,500
Retail               285,221,800      62,525,700
Corporate             64,973,200     115,379,500
                    ------------    ------------
Total               $649,672,000    $497,324,700
                    ============    ============

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

Results of Operations
---------------------

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations during the periods included in the accompanying condensed statements of consolidated earnings.

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:


                                        Comparison of
                      ----------------------------------------------------------
                      13 Weeks Ended July 1, 2000   26 Weeks Ended July 1, 2000
                           and July 3, 1999               and July 3, 1999
                          Increase/<Decrease>            Increase/<Decrease>
                      ----------------------------------------------------------
Net sales and service fees  $95,917,000   14.4%             $117,724,100    8.9%
Cost of sales                57,457,200    9.6%               69,238,600    5.8%
Operating and admin.
expenses                     31,231,000   54.5%               35,806,300   32.5%
Interest expense              3,910,900  240.2%                4,381,200  134.3%
Earnings before income taxes  2,525,400   31.8%                7,455,300   57.5%


Net sales and service fees increased approximately $95.9 million during the second quarter of 2000 as compared to the second quarter of 1999. The loss of wholesale customers resulted in a decrease of approximately $18.6 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $5.9 million. New Company-owned stores resulted in an increase of approximately $181.5 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $117.6 million. Sales by existing Company-owned stores increased $2.6 million. Sales to new and existing wholesale customers increased $53.9 million.

Net sales and service fees increased approximately $117.7 million during the first two quarters of 2000 as compared to the first two quarters of 1999. The loss of wholesale customers resulted in a decrease of approximately $27.1 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $10.3 million. New Company-owned stores resulted in an increase of approximately $222.8 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $139.5 million. Sales by existing Company-owned stores increased $0.9 million. Sales to new and existing wholesale customers increased $70.9 million.

Cost of sales approximated 86.4% and 90.2% of net sales and service fees for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales, for the wholesale segment approximated 90.5% and 91.8% of wholesale net sales and service fees for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. Cost of sales for the retail segment approximated 78.4% and 78.1% of retail net sales and service fees for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively.

Year-to-date cost of sales approximated 87.8% and 90.3% of net sales and service fees for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales, for the wholesale segment approximated 91.0% and 91.9% of wholesale net sales and service fees for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. Cost of sales for the retail segment approximated 78.4% and 78.3% of retail net sales and service fees for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively.

Operating and administrative expenses approximated 11.6% and 8.6% of net sales and service fees for the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively. Year-to-date operating and administrative expenses approximated 10.5% and 8.6% of net sales and service fees for the twenty-six weeks ended July 1, 2000 and July 3, 1999, respectively. This higher expense percentage is primarily due to the higher concentration of retail store business.

Interest expense increased primarily as a result of higher borrowing levels and partially due to a $763,900 prepayment penalty for the early extinguishment of long-term debt that was paid.

No patronage dividends have been accrued as of July 1, 2000.  The
Company's by-laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 40.7% in 2000 and 1999.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio decreased slightly from 1.25:1 at year-end to 1.18:1 at July 1, 2000. The consolidated long-term debt to equity ratio has increased from 0.32:1 at January 1, 2000 to 1.29:1 at July 1, 2000, partially due to decreased equity levels (created by an additional $17.2 million in treasury stock) and partially due to a $140.1 million increase in long-term debt incurred to finance the business acquisitions (see notes 6, 7, and 8 of Notes to Condensed Consolidated Financial Statements).

Stockholders' equity, including redeemable common stock, decreased approximately $7.6 million due to an additional $17.2 million in treasury stock and common stock purchases of $3.3 million offset by reinvested earnings of $12.1 million and proceeds from the sale of common stock of $0.8 million.

                           II. OTHER INFORMATION
                           ---------------------


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 25, 2000. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 25, 2000.

(b) At the annual meeting, Charles R. Bonson was elected as a retailer director. At the meeting of the Trustees, Robert E. Bartels was elected as non-retailer non-management director and Robert D. Ranus was elected as an officer director. All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Robert S. Gold, George C. Kaiser, Henry Karbiner, Jr., Gerald F. Lestina, Patrick D. McAdams, George E. Prescott, and Gary R. Sarner.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits
          27.1 Financial Data Schedule.

(b)       Reports on Form 8-K -- On April 14, 2000, the Company filed a
          Form 8-K stating that on March 31, 2000, the Company, consummated the acquisition of: all of the outstanding stock of Mega Marts, Inc. from the shareholders of Mega for a purchase price of approximately $123.9 million, subject to post-closing adjustments; and certain of the assets of NDC, Inc. consisting of a retail grocery store known as the "Tri-City Pick 'n Save" for a purchase price of approximately $11.2 million, subject to post-closing adjustments. The Company financed the acquisitions utilizing the proceeds of a new Credit Agreement (see below) and issued approximately $39 million in promissory notes to certain of the shareholders of Mega.

          On March 31, 2000, the Company also entered into a Credit Agreement in the maximum aggregate amount of $250,000,000 with various lenders (the "Credit Agreement"). The Credit Agreement provides for a $170,000,000 revolving loan commitment and an $80,000,000 term loan. Following are the material components of the application of the proceeds of the Credit Agreement which were drawn on March 31, 2000 (the total amount drawn was approximately $175.5 million): (i) approximately $15.0 million was used to pay indebtedness of Mega;
          (ii) approximately $96.2 million was paid to the shareholders of Mega and to NDC, Inc.; (iii) approximately $63.0 million was used to retire long-term indebtedness of the Company; and (iv) the remaining, approximately $1.3 million, was used to pay other expenses, primarily transaction costs. On April 4, 2000, the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the rate swap agreement is to fix the rate on $60,000,000 of borrowings.

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





Date:  August 8, 2000                      ROBERT D. RANUS
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





Date:  August 8, 2000
       --------------                      -------------------------
                                           Robert D. Ranus
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)