Form 10-Q
period 2000-09-30
ROUNDYS INC
filed 2000-11-14
CIK 314423

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        002 - 94984
                       ------------------------------------------------
                              Roundy's, Inc.
-----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Wisconsin                           39-0854535
-----------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin        53072
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding at September 30, 2000
-----------------------------        ---------------------------------
Common Stock, $1.25 par value

Class A (Voting)                                9,800 Shares

Class B (Non-voting)                        1,017,425 Shares

                            ROUNDY'S, INC.

                                 INDEX
                                 -----



                                                               Page No.
                                                               --------
PART I.        Financial Information:

               Condensed Consolidated Balance Sheets -             3
                  September 30, 2000 and January 1, 2000

               Condensed Statements of Consolidated Earnings -     4
                  Thirteen Weeks and Thirty-nine Weeks Ended
                  September 30, 2000 and October 2, 1999

               Condensed Statements of Consolidated Cash Flows -   5
                  Thirty-nine Weeks Ended September 30, 2000
                  and October 2, 1999

               Notes to Condensed Consolidated Financial           6
                  Statements

               Management's Discussion and Analysis of             9
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                  11

SIGNATURE                                                         12

                       PART I. FINANCIAL INFORMATION
                       -----------------------------
                      ROUNDY'S, INC. AND SUBSIDIARIES
                      ===============================
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and January 1, 2000
                                (UNAUDITED)

                                          September 30,2000   January 1,2000
                                          -----------------   --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........       $ 34,288,600       $ 68,385,800
  Notes and accounts receivable, less
    allowance for losses of $5,392,900
    and $5,509,800, respectively......         88,686,600         87,659,000
  Merchandise inventories.............        203,100,600        166,514,000
  Prepaid expenses....................          5,428,600          5,362,000
  Future income tax benefits..........          9,031,800          8,026,800
                                             ------------       ------------
      Total Current Assets............        340,536,200        335,947,600
                                             ------------       ------------

OTHER ASSETS:
  Notes receivable, less allowance for
  losses of $7,137,000................          4,421,100         10,650,600
  Goodwill and other assets...........        116,930,700          9,532,000
  Other real estate...................          6,227,000          5,705,000
  Deferred income tax benefit.........          3,782,000          3,782,000
                                             ------------       ------------
    Total Other Assets................        131,360,800         29,669,600
                                             ------------       ------------
PROPERTY AND EQUIPMENT - Net..........        189,516,600        131,707,500
                                             ------------       ------------
                                             $661,413,600       $497,324,700
                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt       $  7,834,500       $ 24,734,500
  Accounts payable....................        198,587,000        174,893,000
  Accrued expenses....................         75,505,100         62,981,000
  Income taxes........................         14,142,700          5,402,600
                                             ------------       ------------
    Total Current Liabilities.........        296,069,300        268,011,100

LONG-TERM DEBT,LESS CURRENT MATURITIES        179,811,500         48,563,600
OTHER LIABILITIES.....................         33,247,400         26,830,600
                                             ------------       ------------
    Total Liabilities.................        509,128,200        343,405,300
                                             ------------       ------------

REDEEMABLE CLASS B COMMON STOCK.......          8,636,500          9,948,800
                                             ------------       ------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)..................             12,300             15,000
    Non-Voting (Class B)..............          1,370,700          1,356,600
                                             ------------       ------------
      Total Common Stock..............          1,383,000          1,371,600

 Patronage dividends payable in common
  stock...............................                             3,078,000
 Additional paid-in capital...........         39,591,100         36,305,800
 Reinvested earnings..................        121,002,300        104,346,400
                                             ------------       ------------
      Total...........................        161,976,400        145,101,800
 Less Treasury Stock, at cost.........         18,327,500          1,131,200
                                             ------------       ------------
      Total Stockholders' Equity......        143,648,900        143,970,600
                                             ------------       ------------
                                             $661,413,600       $497,324,700
                                             ============       ============

See Notes to Condensed Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS

               FOR THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                     September 30, 2000 AND October 2, 1999

                                   (UNAUDITED)

                                     Thirteen Weeks Ended                  Thirty-Nine Weeks Ended
                             September 30, 2000    October 2, 1999  September 30, 2000   October 2, 1999
                             ------------------    ---------------  ------------------   ---------------
REVENUES:
Net sales and service fees..    $ 754,362,700       $ 669,895,800     $2,189,614,000     $1,987,423,000
Other - net.................          780,900             882,600          3,287,400          3,231,800
                                -------------       -------------     --------------     --------------

                                  755,143,600         670,778,400      2,192,901,400      1,990,654,800
                                -------------       -------------     --------------     --------------

COSTS AND EXPENSES:
Cost of sales...............      649,104,500         603,326,900      1,908,602,600      1,793,586,400
Operating and administrative       91,088,200          58,241,700        241,291,400        171,638,600
Interest....................        3,325,800           1,630,100         10,969,500          4,892,600
                                -------------       -------------     --------------     --------------

                                  743,518,500         663,198,700      2,160,863,500      1,970,117,600
                                -------------       -------------     --------------     --------------

EARNINGS BEFORE INCOME TAXES       11,625,100           7,579,700         32,037,900         20,537,200

PROVISION FOR INCOME TAXES..        4,940,000           3,088,700         13,258,200          8,368,900
                                -------------       -------------     --------------     --------------

NET EARNINGS................    $   6,685,100       $   4,491,000     $   18,779,700     $   12,168,300
                                =============       =============     ==============     ==============

See Notes to Condensed Consolidated Financial Statements.

                             ROUNDY'S, INC. AND SUBSIDIARIES
                             ===============================

                     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
          FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
                                        (UNAUDITED)
                                                          Thirty-nine Weeks Ended
                                                  September 30, 2000      October 2, 1999
                                                  ------------------      ---------------
Cash Flows From Operating Activities:
  Net earnings....................................  $   18,779,700         $   12,168,300
  Adjustments to reconcile net earnings to net
    cash flows provided by operating activities:
  Depreciation and amortization...................      21,585,100             13,832,700
  (Decrease)increase in allowance for losses......         (48,300)             1,190,500
  (Gain)loss on sale of assets....................        (949,400)               513,600
(Increase)decrease in operating assets, net of
    the effect of acquisitions and disposition:
  Accounts receivable.............................       6,120,700             (8,284,100)
  Merchandise inventories.........................      (4,819,900)           (11,833,900)
  Prepaid expenses................................       1,626,900              1,889,500
  Future income tax benefits......................      (1,005,000)
  Other real estate...............................        (522,000)               236,400
  Other assets....................................      (2,158,300)              (196,100)
Increase(decrease)in operating liabilities, net
    of the effect of acquisitions and disposition:
  Accounts payable................................       1,935,000             20,291,900
  Accrued expenses................................       5,108,900              9,160,300
  Income taxes....................................       3,777,100                774,900
  Other liabilities...............................       1,232,400              6,688,100
                                                    ---------------        ---------------
Net cash flows provided by operating activities...      50,662,900             46,432,100
                                                    ---------------        ---------------

Cash Flows From Investing Activities:
  Capital expenditures............................     (23,358,800)           (22,433,000)
  Proceeds from sale of property and
    Equipment and other productive assets.........       4,775,800              1,182,400
  Payment for business acquisitions net of
    cash acquired.................................    (129,528,100)            (6,682,500)
  Decrease(increase) in notes receivable..........       6,229,500             (2,204,000)
                                                    ---------------        ---------------
Net cash flows used in investing activities.......    (141,881,600)           (30,137,100)
                                                    ---------------        ---------------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowing...............     176,800,400
  Reductions in debt..............................    (116,461,500)            (1,223,000)
  Proceeds from sale of common stock..............       1,106,400              1,637,100
  Common stock purchased..........................      (4,323,800)            (3,048,300)
                                                    ---------------        ---------------
Net cash flows provided by (used in) financing
  Activities......................................      57,121,500             (2,634,200)
                                                    ---------------        ---------------

Net (Decrease)Increase in cash and cash
  Equivalents.....................................     (34,097,200)            13,660,800

Cash and cash equivalents, beginning of period....      68,385,800             72,094,500
                                                    ---------------        ---------------
Cash and cash equivalents, end of period..........  $   34,288,600         $   85,755,300
                                                    ===============        ===============
Cash paid during period: - Interest                 $    8,962,500         $    3,865,100
                         - Income Taxes                  9,672,400              7,684,300
Liabilities assumed in business acquisition             49,987,200

See Notes to Condensed Consolidated Financial Statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2000 and January 1, 2000, and the consolidated results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 and changes in consolidated cash flows for the thirty-nine weeks ended September 30, 2000 and October 2, 1999.

2) The consolidated results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of September 30, 2000 and January 1, 2000, 66,460 and 76,559 shares, respectively, were subject to redemption.
     The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

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

7) On March 31, 2000, the Company acquired all of the outstanding stock of Mega Marts, Inc. ("Mega") for approximately $123.9 million in cash and notes payable. Mega owned and operated 16 retail grocery stores. Also on March 31, 2000, the Company acquired certain assets of NDC, Inc. (an affiliate of Mega) consisting of a retail grocery store known as the "Tri-City Pick 'n Save" ("TCPS") for approximately $11.2 million in cash, subject to post-closing adjustments. The acquisition was effective at the end of the day on April 1, 2000 and the operating results of Mega and TCPS were included in the condensed statement of consolidated earnings after the effective date. Goodwill and a covenant not to compete aggregating approximately $84.5 million resulted from the purchase and are being amortized over periods up to 20 years.

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

     Unaudited pro forma consolidated results of operations, including Mega and TCPS as if they had been acquired at the beginning of 2000 and as of the beginning of 1999 follows:

                                          Thirty-Nine Weeks Ended
                                   September 30, 2000    October 2, 1999
                                   ------------------    ---------------
       Net sales and service fees    $2,237,230,400      $2,121,483,400
       Net earnings                      17,868,500           8,760,300


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

     The Company used proceeds from the Credit Agreement to retire current debt outstanding of approximately $78 million and for the acquisition described in Note (7). The Credit Agreement includes covenants that, among others, limits stock repurchases and additional borrowing and provides for minimum working capital and net worth requirements ($127,089,300 at September 30, 2000).


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

                           For the thirteen weeks ended            For the thirty-nine weeks ended
                      September 30, 2000    October 2, 1999   September 30, 2000    October 2, 1999
                      ------------------    ---------------   ------------------    ---------------
Net Sales
  Wholesale              $ 661,494,300        $640,166,800      $1,973,407,000       $1,908,220,300
  Retail                   260,759,600          83,830,200         625,805,600          235,490,200
  Eliminations            (167,891,200)        (54,101,200)       (409,598,600)        (156,287,500)
                         --------------       -------------     ---------------      ---------------
     Total               $ 754,362,700        $669,895,800      $2,189,614,000       $1,987,423,000
                         ==============       =============     ===============      ===============

Gross Profit
  Wholesale              $  51,699,800        $ 49,118,300      $  152,206,200       $  144,961,200
  Retail                    56,327,900          18,193,500         135,291,300           51,161,200
  Eliminations              (2,769,500)           (742,900)         (6,486,100)          (2,285,800)
                         --------------       -------------     ---------------      ---------------
     Total               $ 105,258,200        $ 66,568,900      $  281,011,400       $  193,836,600
                         ==============       =============     ===============      ===============

                      September 30, 2000    January 1, 2000
                      ------------------    ---------------
Identifiable Assets
Wholesale                $ 310,035,600        $319,419,500
Retail                     280,907,600          62,525,700
Corporate                   70,470,400         115,379,500
                         --------------       -------------
Total                    $ 661,413,600        $497,324,700
                         ==============       =============

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

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:

                                         Comparison of
                    ----------------------------------------------------------
                    13 Weeks Ended September 30,  39 Weeks Ended September 30,
                      2000 and October 2, 1999      2000 and October 2, 1999
                        Increase/<Decrease>           Increase/<Decrease>
                    ----------------------------------------------------------
Net sales and service fees $84,466,900   12.6%       $202,191,000     10.2%
Cost of sales               45,777,600    7.6%        115,016,200      6.4%
Operating and admin.
expenses                    32,846,500   56.4%         69,652,800     40.6%
Interest expense             1,695,700  104.0%          6,076,900    124.2%
Earnings before income taxes 4,045,400   53.4%         11,500,700     56.0%


Net sales and service fees increased approximately $84.5 million during the third quarter of 2000 as compared to the third quarter of 1999. The loss of wholesale customers resulted in a decrease of approximately $17.2 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $5.7 million. New Company-owned stores resulted in an increase of approximately $179.4 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $113.8 million. Sales by existing Company-owned stores increased $3.2 million. Sales to new and existing wholesale customers increased $38.6 million.

Net sales and service fees increased approximately $202.2 million during the first three quarters of 2000 as compared to the first three quarters of 1999. The loss of wholesale customers resulted in a decrease of approximately $44.3 million. The closing or sale of four Company-owned stores resulted in a decrease of approximately $16.0 million. New Company-owned stores resulted in an increase of approximately $402.2 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $253.3 million. Sales by existing Company-owned stores increased $4.1 million. Sales to new and existing wholesale customers increased $109.5 million.

Cost of sales approximated 86.0% and 90.1% of net sales and service fees for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.2% and 92.3% of wholesale net sales and service fees for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. Cost of sales for the retail segment approximated 78.4% and 78.3% of retail net sales and service fees for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively.

Year-to-date cost of sales approximated 87.2% and 90.2% of net sales and service fees for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.3% and 92.4% of wholesale net sales and service fees for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. Cost of sales for the retail segment approximated 78.4% and 78.3% of retail net sales and service fees for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively.

Operating and administrative expenses approximated 12.1% and 8.7% of net sales and service fees for the thirteen weeks ended September 30, 2000 and October 2, 1999, respectively. Year-to-date operating and administrative expenses approximated 11.0% and 8.6% of net sales and service fees for the thirty-nine weeks ended September 30, 2000 and October 2, 1999, respectively. This higher expense percentage is primarily due to the higher concentration of retail store business.

Interest expense increased primarily as a result of higher borrowing levels and partially due to a $763,900 prepayment penalty for the early extinguishment of long-term debt that was paid.

No patronage dividends have been accrued as of September 30, 2000. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rates used for calculating the provision for income taxes for the interim periods were 41.4% and 40.7% in 2000 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio decreased slightly from 1.25:1 at year-end to 1.15:1 at September 30, 2000. The consolidated long-term debt to equity ratio has increased from 0.32:1 at January 1, 2000 to 1.18:1 at September 30, 2000, partially due to decreased equity levels (created by an additional $17.2 million in treasury stock) and partially due to a $131.2 million increase in long-term debt incurred to finance the business acquisitions (see notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements).

Stockholders' equity, including redeemable common stock, decreased approximately $1.6 million due to an additional $17.2 million in treasury stock and common stock purchases of $4.3 million offset by reinvested earnings of $18.8 million and proceeds from the sale of common stock of $1.1 million.

                           II. OTHER INFORMATION
                           ---------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits
          27.1 Financial Data Schedule.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the thirteen weeks ended September 30, 2000. On April 14, 2000, the Company filed a Form 8-K stating that on March 31, 2000, the Company, consummated the acquisition of: all of the outstanding stock of Mega Marts, Inc. from the shareholders of Mega for a purchase price of approximately $123.9 million, subject to post-closing adjustments; and certain of the assets of NDC, Inc. consisting of a retail grocery store known as the "Tri-City Pick 'n Save" for a purchase price of approximately $11.2 million, subject to post-closing adjustments. The Company financed the acquisitions utilizing the proceeds of a new Credit Agreement (see below) and issued approximately $39 million in promissory notes to certain of the shareholders of Mega.

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





                                        ROUNDY'S, INC.
                                        --------------
                                        (Registrant)





Date:     November 14, 2000             ROBERT D. RANUS
          -----------------             ---------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)