Form 10-K405
period 2000-12-30
ROUNDYS INC
filed 2001-03-29
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-K



(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2000
                          -----------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _____________ to_______________

Commission file number:  002-94984
                         ---------
                           Roundy's,Inc.
------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Wisconsin                                39-0854535
-------------------------------              ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

     23000 Roundy Drive
     Pewaukee, Wisconsin                            53072
------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (262)953-7999
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 2001, 9,800 shares of Class A (voting) Common Stock and 1,033,685 shares of Class B (non-voting) Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on March 16, 2001 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

             DOCUMENTS INCORPORATED BY REFERENCE

          Documents                          Form 10-K Reference
          ---------                          ----------------------
          Portions of Annual Report to       Part II, Items 6, 7, 8
          Stockholders for the year
          ended December 30, 2000

                                 PART I

The discussions in this Annual Report on Form 10-K and in the Company's
2000 Annual Report to stockholders incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," "should," and "will" are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed herein (see "Cautionary Factors" at the end of Item 1, below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

ITEM 1.   Business
          --------
                                 GENERAL

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas, New York, Oklahoma, Minnesota, Pennsylvania, Tennessee and West Virginia. As of December 30, 2000, the Company also owns and operates 37 retail warehouse food stores under the name "Pick 'n Save" or "Park & Save" and six conventional food stores under the names "Park & Shop" and "Orchard Foods." The Company offers its retail customers a complete line of nationally-known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 792 independent retail grocery stores.

In addition to the distribution and sale of food and nonfood products, the Company provides specialized support services for retail grocers including promotional merchandising and advertising programs, accounting and inventory control, store development and financing and assistance with other aspects of store management. The Company maintains a staff of trained retail counselors who advise and assist individual owners and managers with store operations.

Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business Corporation Law. The Company's executive offices are located at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is (262)953-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries. Roundy's operates on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. In this report, unless the context indicates otherwise, the terms "2000" and "fiscal 2000" refer to the 52-week fiscal year ended December 30, 2000; the terms "1999" and "fiscal 1999" refer to the 52-week fiscal year ended January 1, 2000; and the terms "1998" and "fiscal 1998" refer to the 52-week fiscal year ended January 2, 1999.

                     CAPITAL STRUCTURE/PATRONAGE DIVIDENDS
                     -------------------------------------

As of December 30, 2000, all of Roundy's outstanding Class A (Voting) Common Stock is beneficially owned by the owners ("stockholder-customers") of 98 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 65% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the level of their purchases from Roundy's. Approximately 35% of the outstanding combined Class A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common. Roundy's is obligated by Article 5 of its By-Laws, as amended, to pay a patronage dividend to its stockholders-customers out of and based upon the net earnings from business done by Roundy's with such stockholder-customers in any fiscal year in an amount which would reduce the net income of the Company to such amount as will result in an increase of 8% in the book value of outstanding Roundy's stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level is not reached, no patronage dividends will be paid for that year. In February 1998, the Board of Directors adopted a resolution amending the By-Laws to change the required increase in net book value per share from 10% to 8%, beginning in fiscal 1998. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for fiscal 2000, 1999 and 1998 were generally payable 30% in cash and 70% in Class B Common.

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

Roundy's subsidiaries do not operate as cooperatives. The customers serviced by these wholesaler subsidiaries are independent grocers, operating 694 retail stores. They do not receive patronage dividends.

                          WHOLESALE FOOD DISTRIBUTION
                          ---------------------------

The Company distributes a broad range of food and nonfood products to its customers and to corporate-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $203,030,000, $182,855,000 and $173,339,000 of the Company's sales during fiscal
2000, 1999 and 1998, respectively. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 9% of the Company's purchases in fiscal 2000.

As described above, Roundy's, not including its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 27% of the Company's consolidated net sales and service fees for fiscal 2000, 40% for fiscal 1999 and 39% for fiscal 1998. At December 30, 2000, Roundy's had 54 stockholder-customers actively engaged in the retail grocery business, operating a total of 98 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 3 of the 98 retail grocery stores are located (3 are in Illinois). At December 30, 2000, the Company (including its subsidiaries) had 694 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 43%, 48% and 50% of the Company's consolidated net sales and service fees for fiscal 2000, 1999 and 1998, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers. In a 14 state area the Company serviced 98 retail grocery stores operated by its stockholder-customers, 694 retail stores operated by non-stockholders and 43 Company-owned and operated retail stores during fiscal 2000. Of the Company's consolidated net sales and service fees for this period, $478,885,700 or 16.1% was attributable to five customers. Approximately 77% or 644 retail stores purchased less than $3,000,000 each from the Company in fiscal 2000. 138 customers owned more than one retail food store, with one customer owning 36 retail food stores.

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


Loans outstanding as of December 30, 2000 were as follows:

                                        Outstanding
             Number                       Balance          Range of      Range of
               of        Original          as of           Interest      Maturity
              Loans       Amount     December 30,2000        Rates         Dates
             ------      --------    ----------------      --------      --------

Inventory
Equipment
Loans        79          $22,240,600    $10,457,600        Variable(1)   1999-2010

     (1)  Variable rates based on the Company's cost of borrowing.

The Company's guarantees of customer bank loans and customer leases amounted to $25,100 at December 30, 2000.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 2001 to 2023. Aggregate lease rentals received under this program were $23,282,700, $23,312,300 and $23,207,000 in fiscal 2000, 1999 and 1998, respectively.

Marketing and Distribution of Products
--------------------------------------

The Company generally distributes its various product lines by a fleet of 263 tractor cabs and 702 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience
--------------------------------------

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single storeowners are considered delinquent if not paid on the statement date. Accounts of multiple stores are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing-House ("ACH") System. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis.
During each of the past three fiscal years, the Company's bad debt expense has been less than 0.1% of sales. In 2000, 1999 and 1998, the Company's bad debt (reduction)/expense was $(822,200), $1,596,100, and $2,189,300, respectively.

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

                              RETAIL FOOD STORES
                              ------------------

The Company operates two types of corporate retail stores (high volume-limited service warehouse stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 131,000 square feet per store. Conventional retail stores operated under the names "Park & Shop" or "Orchard Foods" generally emphasize full service to the customer at competitive prices. These stores range from 10,000 to 30,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years were as follows:


        Type of Store               2000     1999     1998
----------------------------        ----     ----     ----
High Volume-Limited Service
Stores......................         37       14       13
Conventional Retail Stores..          6        9        6


Sales by Company-operated stores during the three most recent fiscal years were $891,666,200, $323,857,300 and $284,127,500 for fiscal 2000, 1999 and 1998, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.


                                   EMPLOYEES
                                   ---------

At December 30, 2000, the Company employed 1,262 full-time executive, administrative and clerical employees, 1,458 warehouse and processing employees and drivers, 2,503 retail employees and had 3,848 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 2001 through 2003. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 53% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 2000.

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

ITEM 2.   Properties
          ----------

The Company's principal executive offices are located in Pewaukee, Wisconsin on a 7-acre site, which is owned by Roundy's.

Wholesale activities are conducted by the Company from the following warehouses:

                                                                   Approximate
                                                                    Warehouse
     Location                Products Distributed                 Square Footage
--------------------         -----------------------              --------------
Wauwatosa, Wisconsin         All product lines,                   745,000 (O)
(four facilities)            except nonfood products              242,000 (L)

Mazomanie, Wisconsin         Dry groceries and                    225,000 (L)
                             nonfood products

Westville, Indiana           All product lines,                   683,000 (O)
                             except nonfood
                             products

Lima, Ohio                   All product lines,                   515,000 (O)
(two facilities)             except nonfood and                    94,000 (L)
                             dairy products

Eldorado, Illinois           Dry grocery products                 384,000 (O)

Evansville, Indiana          Frozen food, meat                    136,000 (O)
                             and dairy products

Van Wert, Ohio               Nonfood products                     115,000 (L)

Muskegon, Michigan           All product lines,                   215,000 (O)
                             except produce,
                             frozen food, and
                             nonfood products

                    O = Owned               L = Leased

In addition to the above, as of December 30, 2000, the Company operates 43 retail grocery stores, ranging from 10,000 to 131,000 square feet. These facilities are primarily leased. As of March 16, 2001, the Company owns and operates 41 retail grocery stores.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations.

Transportation
--------------

The Company's transportation fleet for distribution operations as of December 30, 2000 consisted of 263 tractor cabs, 702 trailers and 10 straight delivery trucks. In addition, the Company owns 28 automobiles and 27 vans. The fleet is primarily owned by the Company.

Computers
---------

The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that the computer systems are adequate for the Company's operations.


ITEM 3.  Legal Proceedings
         -----------------

The Company is involved in various litigation matters arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's consolidated financial statements, although no assurance to that effect can be given. See "Cautionary Statements - Litigation" above.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                   PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

The transfer of shares of Roundy's Class A Common and Roundy's Class B Common is substantially restricted, and there is no established public trading market for Roundy's stock. As of December 30, 2000, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 54 holders of such Certificates on December 30, 2000. On December 30, 2000 an aggregate of 193 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note 3 to Roundy's consolidated financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data
         -----------------------

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended December 30, 2000 (the "Annual Report") under the caption "Selected Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operation
         ------------------------

The information required by this Item is incorporated by reference from the Annual Report under the caption "Financial and Operational Review."

ITEM 7A.  Market Risk Sensitivity
          -----------------------

The Company is exposed to market risk relating to changes in interest rates.
As disclosed in Note 5 to the Consolidated Financial Statements, the Company uses an interest rate swap to hedge its exposure to interest rate changes. Any change in the value of the swap would be significantly offset by an inverse change in the value of the underlying hedged items.

ITEM 8.  Financial Statements and Supplementary Data
         -------------------------------------------

The required Financial Statements are incorporated by reference from the Annual Report; see response to Item 14(a)(1) of this report. The required financial statement schedules are filed with this report; see the response to Item 14(a)(2) of this report. Supplementary data is not furnished pursuant to Item 302(a)(5) of Regulation S-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------
None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The Directors and Executive Officers of Roundy's are as follows:

                                         Position(s) Held with Roundy's
Name                         Age         And Business Experience
------------------------     ---         ------------------------------
Gerald F. Lestina            58          President and Chief Executive
                                         Officer since 1995; Director since
                                         1991 (term expires 2002)

Londell J. Behm              50          Vice President of Advertising since
                                         1987

Ralph D. Beketic             54          Vice President - Wholesale since
                                         1996

David C. Busch               52          Vice President of Administration
                                         since 1993

Gary L. Fryda                48          Vice President of Corporate Retail
                                         since 2000; President and Chief
                                         Executive Officer of Mega Marts,
                                         Inc. 1987-2000

Edward G. Kitz               47          Vice President, Secretary &
                                         Treasurer since 1995

Charles H. Kosmaler, Jr.     58          Vice President of Planning and
                                         Information Services since 1999;
                                         Vice President of Logistics and
                                         Planning 1993-1998

Debra A. Lawson              45          Vice President of Human Resources
                                         since 1997; Vice President
                                         Administration-Milwaukee Division
                                         1994-1996

John E. Paterson             53          Vice President of Distribution since
                                         1997; Vice President of Operations-
                                         Milwaukee Division 1993-1996

Robert D. Ranus              60          Vice President and Chief Financial
                                         Officer since 1987; Director since
                                         1987 (term expires 2003)

Michael J. Schmitt           52          Vice President - Sales and
                                         Development since 1995

Marion H. Sullivan           54          Vice President of Marketing since
                                         1989

                                         Position(s) Held with Roundy's
Name                         Age         And Business Experience
-----------------------      ---         ------------------------------
Robert E. Bartels            63          Director since 1994 (term expires
                                         2003); President and Chief
                                         Executive Officer of Martin's Super
                                         Markets, Inc., South Bend, Indiana

Charles R. Bonson            54          Director since 1994 (term expires
                                         2003); President of Bonson's
                                         Foods, Inc., Eagle River, Wisconsin

Robert S. Gold               58          Director since 1998 (term expires
                                         2001); President and Stockholder of
                                         B. & H. Gold Corporation, Gold's
                                         Market, Inc., Gold's, Inc. and
                                         Gold's of Mequon, LLC in Brown Deer,
                                         Milwaukee, Grafton and Mequon,
                                         Wisconsin

George C. Kaiser             68          Director since 1986 (term expires
                                         2001); Chief Executive Officer of
                                         George C. Kaiser and Co. since 1988

Henry Karbiner, Jr.          60          Director since 1999 (term expires
                                         2002); Chairman, President and
                                         Director of both Tri City National
                                         Bank and Tri City Bankshares
                                         Corporation, Oak Creek, Wisconsin

Patrick D. McAdams           51          Director since 1995 (term expires
                                         2001); General Manager and Treasurer
                                         of McAdams, Inc., Wales, Wisconsin

George E. Prescott           53          Director since 1999 (term expires
                                         2002); Chairman and Chief Executive
                                         Officer of Prescott's Supermarkets,
                                         Inc., West Bend, Wisconsin

Gary R. Sarner               54          Director since 1997 (term expires
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

ITEM 11. Executive Compensation
         ----------------------

The following table shows the compensation for the past three years of Roundy's five most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation(2)
                             ----------------------
                                                          Long-Term
                                                         Compensation         All
                                                         ------------        Other
Name and                                                  Securities         Compen-
Principal                                                 Underlying         sation
Position               Year    Salary (1)     Bonus         Options            (3)
-------------------    ----    ----------    -------     ------------        -------
Gerald F. Lestina      2000    $475,000      $166,250          -             $12,895
President and Chief    1999     410,231       126,646          -              12,625
Executive Officer      1998     380,000       114,000       4,000             12,152

Robert D. Ranus        2000     240,000        84,000          -              12,070
Vice President and     1999     232,500        69,283          -              11,613
Chief Financial        1998     227,500        68,250          -               8,829
Officer

Ralph D. Beketic       2000     210,000        73,500          -              14,951
Vice President-        1999     195,077        59,598          -              13,869
Wholesale              1998     182,000        54,600          -              13,147

Marion H. Sullivan     2000     190,000        66,500          -              10,315
Vice President of      1999     180,000        53,638          -              10,296
Marketing              1998     172,000        51,600          -               6,993

Michael J. Schmitt     2000     190,000        66,500          -               8,601
Vice President -       1999     172,616        53,638          -               7,908
Sales & Development    1998     160,000        48,000          -               6,880

(1) Includes amounts (if any) deferred pursuant to Roundy's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column for 2000, 1999, and 1998, respectively, were derived from the following figures. Term life insurance premiums paid by Roundy's and Roundy's contributions to the 401(k) plan, respectively, for the named executive officers are shown below. For 2000 - Mr. Lestina:
     $8,395 and $4,500.  Mr. Ranus:  $6,820 and $5,250.  Mr. Beketic:  $10,451
     and $4,500.  Mr. Sullivan:  $5,815 and $4,500.  Mr. Schmitt:  $3,501 and
     $5,100.  For 1999 - Mr. Lestina:  $7,625 and $5,000.  Mr. Ranus:  $6,613
     and $5,000.  Mr. Beketic:  $9,419 and $4,450.  Mr. Sullivan:  $5,844 and
     $4,452.  Mr. Schmitt:  $3,329 and $4,579.  For 1998 - Mr. Lestina:  $7,152
     and $5,000.  Mr. Ranus:  $3,829 and $5,000.  Mr. Beketic:  $9,347 and
     $3,800.  Mr. Sullivan:  $2,725 and $4,268.  Mr. Schmitt: $3,192 and $3,688.

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

Deferred Compensation Plan
--------------------------
The Company established a Deferred Compensation Plan (the "Plan"), applicable to officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one-year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Directors approve an amount in excess of that limit. For 2000, the Board of Directors approved an annual deferral of $216,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%.
The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten-year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

Severance and Non-Competition Agreement
---------------------------------------
Roundy's has a severance and non-competition agreement with Gerald F. Lestina. This agreement continues in effect until October 10, 2007. Upon Roundy's termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment (for "good reason" as defined in the agreement), Roundy's will pay Mr. Lestina a "severance benefit" over a period of two years following the termination date, without interest, provided that if such termination occurs within a three year period following a "change in control," as defined in the agreement, then the entire amount of the severance benefit shall be paid in a lump sum within 30 days after the termination date. The "severance benefit" means the sum of the following multiplied by two: (i) Mr. Lestina's annual base salary in effect as of the termination date; plus (ii) the amount of any bonus paid or payable to Mr. Lestina for the preceding fiscal year. Upon a termination, Roundy's will continue to provide to Mr. Lestina those health and life insurance benefits to which he was entitled as of the termination date, for a period of two years.
If Mr. Lestina ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 (he is currently 58) and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Lestina and his spouse.

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

Other
-----
Pursuant to a resolution of the Board of Directors of Roundy's, if Mr. Ranus ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 (he is currently 60) and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Ranus, his spouse and son under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Ranus, his spouse and son.

Stock Incentive Plan
--------------------
Effective November 1, 1991, the Board of Directors adopted the 1991 Stock Incentive Plan (the "Plan") under which up to 75,000 shares of Class B Common Stock may be issued pursuant to the exercise of stock options. The Plan also authorizes the grant of up to 25,000 stock appreciation rights ("SARs"). Options and SARs may be granted to senior executives and key employees of the Company by the Compensation Committee of the Board of Directors. No options or SARs may be granted under the Plan after November 30, 2001. Options granted become exercisable based on a vesting schedule, which ranges from 20% at the date of grant to 100% eight years from the date of grant. SAR holders are entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the Fair Market Value, as defined in the plan, per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. SARs granted become exercisable based on the vesting rate, which ranges from 20% on the last day of the fiscal year of the grant to 100% eight years from the last day of the fiscal year of the grant. In the event of a change in control of the Company, all options and SARs previously granted and not exercised, become exercisable.

Option/SAR Grants
-----------------
None of the Named Executive Officers were granted stock options or SARs during fiscal 2000.

Option/SAR Exercises
--------------------
The following table provides information on the Named Executive Officers' option and SAR exercises in 2000 and the value of unexercised options at December 30, 2000.

                                                                 Number of
                                                                Unexercised
                          Shares                                 (A)Options                   Value ($) of
                         Acquired                                 (B)SARs                 Unexercised In-The
                        On Exercise                             at 12/30/00                Money (A)Options
                        (A)Options           Value($)           Exercisable/              (B)SARs at 12/30/00
Name                      (B)SARs            Realized           Unexercisable            Exercisable/Unexercisable
------------------      -----------          --------           -------------            -------------------------
Gerald F. Lestina       (A)   -                  -              20,166/1,334             1,682,125          65,700
                        (B)   -                  -                    -                       -               -

Robert D. Ranus         (A)   -                  -              10,500/ -                1,005,125            -
                        (B)   -                  -                    -                       -               -

Ralph D. Beketic        (A)   -                  -               2,000/ -                  161,725            -
                        (B)   -                  -               1,900/  100               165,175           8,850

Marion H. Sullivan      (A)   -                  -               1,500/ -                  147,925            -
                        (B)   -                  -               2,450/   50               225,850           4,425

Michael J. Schmitt      (A)   -                  -               3,300/  200               307,225          17,700
                        (B)   -                  -               1,500/ -                  147,925            -

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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on December 30, 2000, at the age of 65:

Average Annual                          Annual Pension After Specified
 Compensation                              Years of Credited Service
 During Last
Five Completed
Calendar Years      10 Years      15 Years      20 Years      25 Years     30 Years     35 Years
------------------------------------------------------------------------------------------------
$100,000            $20,000       $30,000       $40,000       $50,000      $55,000      $60,000
 125,000             25,000        37,500        50,000        62,500       68,800       75,000
 150,000             30,000        45,000        60,000        75,000       82,500       90,000
 175,000             32,000        48,000        64,000        80,000       88,000       96,000
 200,000             32,000        48,000        64,000        80,000       88,000       96,000
 225,000             32,000        48,000        64,000        80,000       88,000       96,000
 250,000             33,100        50,800        68,600        86,400       96,100      105,400
 300,000             35,200        56,500        77,800        99,200      112,500      124,200
 400,000             35,600        57,500        79,400       101,300      115,200      127,400
 450,000             35,600        57,500        79,400       101,300      115,200      127,400
 500,000             35,600        57,500        79,400       101,300      115,200      128,100

All of the Named Executive Officers are covered by the Roundy's, Inc. Retirement Plan. Their average annual compensation would be the combined amount listed under Salary and Bonus shown in the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers is as follows: Mr. Lestina: 31 years, Mr. Ranus: 14 years, Mr. Beketic: 10 years, Mr. Sullivan: 13 years, and Mr. Schmitt: 23 years.

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

Directors Compensation
----------------------
Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 2000; outside directors each received $15,000, prorated on an annual basis, plus $500 per Board of Directors meeting plus $500 per committee meeting not held the same day as a Board of Directors meeting for their services during 2000.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On December 30, 2000, 9,800 shares of Class A Common and 1,013,559 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time Roundy's was organized. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. As of March 16, 2001, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Retailer Director each year and two every three years), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Victor C. Burnstad, Gary N. Gundlach, Bronson J. Haase, Edward G. Kitz, Gerald F. Lestina, David J. Spiegelhoff, and Robert R. Spitzer. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Burnstad is President and Stockholder of Burnstad Bros., Inc., a stockholder-customer of Roundy's. Mr. Gundlach is the owner of Pick `n Save retail stores in Columbus, DeForest, Fort Atkinson, Madison, McFarland, Stoughton and Sun Prairie, Wisconsin, and is a stockholder-customer of Roundy's. Mr. Spiegelhoff is Vice President of Spiegelhoff Super Food Market, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a Successor Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

The following table sets forth the beneficial ownership of equity securities of Roundy's as of March 16, 2001, by (i) each Director; (ii) each Named Executive Officer; (iii) all Directors and Executive Officers as a group; and (iv) each person who is known to the Company to be the beneficial owner of 5% or more of Class A Common Stock, which is the Company's only class of voting securities. Except as set forth in the table below, no other person (or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Voting Trust Certificates representing shares of Class A Common.

                                        Beneficial Ownership (1)
                                   ------------------------------------
                                   Class A Common     Class B   Common
                                   ---------------    -----------------
                                   Number  Percent    Number    Percent
                                     of      of         of        of
                                   Shares   Class     Shares     Class
                                             (2)                  (2)
                                   ---------------    -----------------
Woodman's Food Market, Inc. (3)    800     8.16%      105,344   10.19%
McAdams, Inc. (4)                  700     7.14%       84,463    8.17%
Gerald F. Lestina (5)               (6)      (6)       24,606    2.33%
Robert D. Ranus (7)                 (6)      (6)       14,925    1.43%
George C. Kaiser (8)                (6)      (6)        5,167     *
Henry Karbiner, Jr.                 (6)      (6)          500     *
Robert E. Bartels (9)               (6)      (6)        5,416     *
Gary R. Sarner                      (6)      (6)        1,833     *
George E. Prescott (10)            700     7.14%       91,114    8.81%
Gary N. Gundlach (11)              700     7.14%       34,018    3.29%
David J. Spiegelhoff (17)          500     5.10%       35,219    3.41%
Robert S. Gold (16)                400     4.08%       41,480    4.01%
Charles R. Bonson (12)             200     2.04%       22,933    2.22%
Patrick D. McAdams (4)             700     7.14%       84,463    8.17%
Ralph D. Beketic (13)               (6)      (6)        2,000     *
Marion H. Sullivan (14)             (6)      (6)        1,500     *
Michael J. Schmitt (15)             (6)      (6)        5,617     *
All Directors and Executive      2,000    20.41%      315,504   29.17%
Officers as a Group (18)

( 1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
( 2)  Asterisk (*) denotes less than 1%.
( 3) Voting and investment power over the shares owned by Woodman's Food Market, Inc., whose address is 2919 North Lexington, Janesville, Wisconsin 53545, is solely held by its owner, Willard R. Woodman, Jr.
( 4) Voting and investment power over the shares owned by McAdams, Inc., whose address is W320 S1807 State Road 83, Wales, Wisconsin 53183, is solely held by its owner, John A. McAdams. The shares shown for Patrick D. McAdams reflect all shares owned by McAdams, Inc. of which Patrick D. McAdams is General Manager and Treasurer.

( 5) Includes options for 21,500 shares that are exercisable within 60 days of March 16, 2001.
( 6) The Class A Common may only be held by the owners ("stockholder-customers") of retail grocery stores serviced by Roundy's.
( 7) Includes options for 10,500 shares that are exercisable within 60 days of March 16, 2001.
( 8) Includes 667 shares owned by FTC Master Profit Sharing Plan for George C. Kaiser & Company.
( 9) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
(10) Includes 700 shares of Class A Common Stock and 62,356 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 11,895 shares of Class B Common Stock owned by the George E. Prescott and Judith A. Prescott Revocable Trust of which George E. Prescott is Trustee; also includes 16,863 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 16,863 shares Mr. Prescott disclaims beneficial ownership.
(11) Relates to shares owned by Gary N. Gundlach, as sole proprietor and of GEM, Inc. of which Mr. Gundlach is principal shareholder.
(12) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(13) Includes options for 2,000 shares that are exercisable within 60 days of March 16, 2001.
(14) Includes options for 1,500 shares that are exercisable within 60 days of March 16, 2001.
(15) Includes options for 3,300 shares that are exercisable within 60 days of March 16, 2001.
(16)  Relates to shares owned by Robert S. Gold, as a sole proprietor, and
      B. & H. Gold Corp., Gold's Market, Inc., Gold's, Inc. and Gold's of Mequon, LLC, of which Mr. Gold is principal shareholder.
(17) Relates to shares owned by Spiegelhoff's Super Food Market, Inc. of which Mr. Spiegelhoff is a shareholder.
(18) The group of directors and executive officers who control stockholder-customers and therefor may beneficially own Class A Common (see Note (4)) consists of four (4) persons: Messrs. Bonson, Gold, McAdams and Prescott. The group of directors and executive officers who own or may own Class B Common consists of twenty (20) persons. The total shown for Class B Common for the group includes options for 47,800 shares that are exercisable within 60 days of March 16, 2001, but does not include options for an additional 200 shares that have been granted but are not exercisable within 60 days of March 16, 2001.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

      Acquisition of Mega Marts, Inc. and certain assets of NDC, Inc.
      ---------------------------------------------------------------
The acquisition of Mega Marts, Inc., and certain assets of NDC, Inc., as reported in our Form 10-K for the year ended January 1, 2000, was completed on March 31, 2000. Further information is contained in the Company's current report on Form 8-K filed with the commission on April 14, 2000.

Mega Marts and NDC beneficially owned 15.04% of the voting securities of Roundy's, Inc. as of March 15, 2000 and Henry Karbiner, Jr., who is an officer of Tri City National Bank and Tri City Bankshares Corporation, which the Company believes are affiliates of Mega Marts and NDC, is a director of Roundy's, Inc.

      Sale of Certain Assets to Prescott Supermarkets, Inc.
      -----------------------------------------------------
On January 28, 2000, Roundy's, Inc. sold certain assets and inventory of a retail grocery store to Prescott Supermarkets, Inc. for a price of approximately $4,100,000. The sale price for these assets was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of Prescott Supermarkets, Inc. Several officers of the registrant, under the direction of Gerald F. Lestina, were primarily responsible for determining the purchase price for these assets. Prescott Supermarkets, Inc. beneficially owns 7.14% of the voting securities of Roundy's, Inc. and George E. Prescott, a shareholder of Prescott Supermarkets, Inc., is a director of Roundy's, Inc.

      Merchandise Purchases and Other Transactions
      --------------------------------------------
Certain of the Roundy's, Inc. Directors, Retailer Trustees of the Roundy's, Inc. Voting Trust, and owners of more than 5% of the outstanding Voting Trust Certificates as of March 16, 2001 own and/or operate retail food stores which purchase merchandise from the Company. The Company also engages in certain other transactions with such retail food stores and other affiliates of such persons. All of such merchandise purchases are made from the Company, and all such other transactions are engaged in, in the ordinary course of business and on the same basis and conditions as merchandise purchases and other similar transactions between the Company and its other stockholder-customers. The following table and the notes thereto set forth certain information about such transactions:

                                    Merchandise Purchases (Amount)
                                                 2000
                                           ---------------
Robert E. Bartels (1)                      $125,352,900
Charles R. Bonson (2)                        18,244,000
Victor C. Burnstad (3)                       22,003,400
Robert S. Gold (4)                           68,348,500
Gary N. Gundlach (5)                         68,759,800
Patrick D. McAdams/
  McAdams, Inc. (6)                         102,036,500
David J. Spiegelhoff (7)                     50,578,800
George E. Prescott/
  Prescott Supermarkets, Inc. (8)           105,687,200
Woodman's Food Market, Inc.                  57,413,700
Gary R. Sarner (9)                               n/a

1.  Through Martin's Super Markets, Inc.

2. Through Bonson's Foods, Inc., Bonson's Foods, Inc. is currently subleasing land and buildings from the Company for seven years for an annual rental of approximately $137,400. In June 1998, Bonson's Foods, Inc. issued promissory notes to Roundy's, Inc. in the amount of $500,000. The amount outstanding as of December 30, 2000 was $389,000.

3. Through Burnstad Bros., Inc., Burnstad Bros., Inc. is currently subleasing land and a building from the Company for a period of two years, for an annual rental of approximately $44,000.

4. Through B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC. are currently subleasing land and buildings from the Company for periods of five to 23 years at four store sites, for an aggregate annual rental of approximately $1,197,600.

5. Through retail grocery stores owned by Mr. Gundlach as sole proprietor, Mr. Gundlach is currently subleasing land and buildings from the Company for periods of eight to 19 year at five store sites, for an aggregate annual rental of approximately $1,481,700.

6. Through McAdams, Inc., McAdams, Inc. is currently subleasing land and buildings from the Company for periods of 9 and 10 years at two store sites, for an aggregate annual rental of approximately $554,800.

7. Through Spiegelhoff's Super Food Market, Inc., Spiegelhoff's Super Food Market, Inc. is currently subleasing land and buildings from the Company for periods of six to 20 years at five store sites for an aggregate annual rental of approximately $1,629,500.

8. Prescott Supermarkets, Inc. is currently subleasing land and buildings from the Company for periods of four to 16 years at six store sites, for an aggregate annual rental of approximately $2,293,700.

9. The Company made payments in fiscal 2000 aggregating $2,119,000 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended December 30, 2000, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for the years ended
     December 30, 2000, January 1, 2000 and January 2, 1999
     Consolidated Balance Sheets at December 30, 2000 and January 1, 2000 Statements of Consolidated Stockholders' Equity for the years ended
       December 30, 2000, January 1, 2000 and January 2, 1999
     Statements of Consolidated Cash Flows for the years ended
       December 30, 2000, January 1, 2000 and January 2, 1999
     Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

                                                               Page
                                                               ----
          Independent Auditors' Report.......................   27

          Schedule VIII - Valuation and qualifying accounts..   28

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

2.1  Asset Purchase Agreement by and between the Registrant and Ultra Mart,
     Inc. dated December 23, 1999, incorporated herein by reference to Exhibit
     2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
2.2 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File No. 002-94984.
2.3 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit
     2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2 (File No. 002-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 002-94984.
4.1 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 002-94984 (included as Exhibit D to the Prospectus which forms a part of the Registration Statement).
4.2 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit 4.11 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the Prospectus which forms a part of the Registration Statement).

4.3 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
     Exhibit 4.8 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998 (included as Exhibit C to the Prospectus which forms a part of the Registration Statement).
4.6 $170,000,000 Revolving Loans, $80,000,000 Term Loans Credit Agreement among Roundy's, Inc., The Lenders, Bank One, Wisconsin, As Agent, Harris Trust and Savings Bank and National City Bank as Co-Syndication Agents, and Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, dated as of March 31, 2000 incorporated herein by reference to Exhibit 4.6 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 002-66296 and 002-94984.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting
     Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File No. 002-66296), dated April 29, 1986.
9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to Exhibit 9(c) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d) Amendment 1995-2 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to Exhibit 9(d) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.

10.1 Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997.
10.1(a)
     Amendment to Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.

10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit
     10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 002-66296 and 002-94984.
10.2(a)
     Declarations page for renewal through November 1, 2001 of Directors and Officers Liability and Corporation Reimbursement Policy incorporated herein by reference to Exhibit 10.2(a) of Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.3 Severance and Non-Competition Agreement dated April 13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to
     Exhibit 10.4 of Registrant's Registration Statement on Form S-2 dated
     April 28, 1998, Commission File No. 33-57505.
10.4 Roundy's, Inc. Deferred Compensation Plan, effective March 19, 1996, incorporated herein by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5 1991 Stock Incentive Plan, as amended October 24, 2000.
     FILED HEREWITH
10.6 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with Commission on November 10, 1998, Commission File No. 002-94984.
10.8 Form of Second Amendment to Deferred Compensation Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.9 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August
     9, 1999, Commission No. 002-94984.

10.10
     Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit
     2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.

10.11
     Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners all of the issued and outstanding shares of capital stock Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File 002-94984.
10.12
     Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit
     2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13
     Employment Contract between the Registrant and Gary L. Fryda dated March 21, 2000, incorporated herein by reference to Exhibit 10.11 of registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
13   Portions of 2000 Annual Report to Stockholders of Roundy's, Inc. (except to the extent incorporated by reference, the Annual Report to Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K).
21   Subsidiaries of Roundy's, Inc.
99.1 Press release dated February 9, 2001 announcing the proposed acquisition of the Copps Corporation. FILED HEREWITH.
(b)  Reports on Form 8-K.
     There were no reports filed on Form 8-K for the thirteen weeks ended December 30, 2000.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and subsidiaries as of December 30, 2000 and January 1, 2000, and for each of the three years in the period ended December 30, 2000, and have issued our report thereon dated February 20, 2001; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Roundy's, Inc. and subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 20, 2001

                                                              SCHEDULE VIII

                              ROUNDY'S, INC. AND SUBSIDIARIES
                              ===============================

                                   VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------------------------------------------------

                                   COLUMN          COLUMN          COLUMN          COLUMN          COLUMN
                                      A               B               C               D               E
---------------------------------------------------------------------------------------------------------------

                                                  ADDITIONS
                                                  ---------

                                   Balance      Charged(Credited)   Charged                        Balance
                                   Beginning         to Cost        To Other                        At End
Description                        Of Period        & Expenses      Accounts      Deductions(A)    of Period
---------------------------------------------------------------------------------------------------------------
YEAR ENDED December 30, 2000:
Allowance for Losses
Current receivables                $5,509,800   $4,185,800          -              $3,966,800       $5,728,800
Notes receivable, long-term         7,137,000   (5,008,000)         -                    -           2,129,000

YEAR ENDED January 1, 2000:
Allowance for Losses
Current receivables                $6,361,600   $  474,100          -              $1,325,900       $5,509,800
Notes receivable, long-term         6,015,000    1,122,000          -                    -           7,137,000

YEAR ENDED January 2, 1999:
Allowance for Losses
Current receivables                $5,648,700   $1,473,500          -              $  760,600       $6,361,600
Notes receivable, long-term         5,299,000      716,000          -                    -           6,015,000

(A)  Amounts in Column D represent accounts written off less recoveries.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Roundy's, Inc. has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        ROUNDY'S, INC.


GERALD F. LESTINA                       ROBERT D. RANUS
----------------------------            ---------------------------
By: Gerald F. Lestina                   By: Robert D. Ranus
(Principal Executive Officer)           (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

Date:  March 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

                                        GERALD F. LESTINA
---------------------------             ----------------------------
Robert E. Bartels                       Gerald F. Lestina
March 27, 2001                          March 27, 2001
(Director)                              (Director)

CHARLES R. BONSON                       PATRICK D. MCADAMS
---------------------------             ----------------------------
Charles R. Bonson                       Patrick D. McAdams
March 27, 2001                          March 27, 2001
(Director)                              (Director)

ROBERT S. GOLD                          GEORGE E. PRESCOTT
---------------------------             ----------------------------
Robert S. Gold                          George E. Prescott
March 27, 2001                          March 27, 2001
(Director)                              (Director)

                                        ROBERT D. RANUS
---------------------------             ----------------------------
George C. Kaiser                        Robert D. Ranus
March 27, 2001                          March 27, 2001
(Director)                              (Director)

HENRY KARBINER, JR.                     GARY R. SARNER
---------------------------             ----------------------------
Henry Karbiner, Jr.                     Gary R. Sarner
March 27, 2001                          March 27, 2001
(Director)                              (Director)

                        SUPPLEMENTAL INFORMATION TO BE
                         FURNISHED WITH REPORTS FILED
                          PURSUANT TO SECTION 15(d)
                          OF THE ACT BY REGISTRANTS
                     WHICH HAVE NOT REGISTERED SECURITIES
                      PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended December 30, 2000 is incorporated by reference in this report.

Registrant does not furnish proxy-soliciting material to its securityholders.

INDEX TO EXHIBITS

Exhibit                           Description
-------                           -----------

2.1 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit
      2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
2.2 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File No. 002-94984.
2.3 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-2 (File No. 002-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 002-94984.
4.1 Policy Relating to Redemption of Stock by Inactive Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 002-94984 (included as Exhibit D to the Prospectus which forms a part of the Registration Statement).
4.2 Policy Regarding Issuance and Sales of Roundy's, Inc. Stock, incorporated herein by reference to Exhibit 4.11 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit E to the Prospectus which forms a part of the Registration Statement).
4.3 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4   Form of Buying Deposit Agreement, incorporated by reference to Exhibit
      4.15 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5 Article V of Registrant's By-Laws "Fiscal Year Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998 (included as
      Exhibit C to the Prospectus which forms a part of the Registration Statement).
4.6 $170,000,000 Revolving Loans, $80,000,000 Term Loans Credit Agreement among Roundy's, Inc., The Lenders, Bank One, Wisconsin, As Agent, Harris Trust and Savings Bank and National City Bank as Co-Syndication Agents, and Banc One Capital Markets, Inc. as Lead Arranger and Sole Book Runner, dated as of March 31, 2000 incorporated herein by reference to Exhibit 4.6 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
9 Amended and Restated Voting Trust Agreement dated September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 002-66296 and 002-94984.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's Registration Statement on Form S-2 (File No. 002-66296), dated April 29, 1986.
9(b) Amendment No. 1987-1 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(b) of Registrant's Registration Statement on Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c) Amendment 1995-1 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to Exhibit 9(c) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated May 1, 1995.
9(d) Amendment 1995-2 to the Roundy's, Inc. Voting Trust Agreement, incorporated herein by reference to Exhibit 9(d) of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.
10.1 Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997.
10.1(a)
      Amendment to Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, Commission File No. 002-66296 and 002-94984.
10.2(a)
      Declarations page for renewal through November 1, 2001 of Directors and Officers Liability and Corporation Reimbursement Policy incorporated herein by reference to Exhibit 10.2(a) of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.3 Severance and Non-Competition Agreement dated April 13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to
      Exhibit 10.4 of Registrant's Registration Statement on Form S-2 dated April 28, 1998, Commission File No. 33-57505.
10.4 Roundy's, Inc. Deferred Compensation Plan, effective March 19, 1996, incorporated herein by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5  1991 Stock Incentive Plan, as amended October 24, 2000.
      FILED HEREWITH.
10.6 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.8 Form of Second Amendment to Deferred Compensation Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's
      Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.9 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999, Commission No. 002-94984.
10.10
      Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit
      2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.11 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's,
      Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File
      No. 002-94984.
10.12 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13 Employment Contract between the Registrant and Gary L. Fryda dated March 21, 2000, incorporated herein by reference to Exhibit 10.11 of registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
13 Portions of 2000 Annual Report to Stockholders of Roundy's, Inc. (except to the extent incorporated by reference, the Annual Report to
      Stockholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K).
21    Subsidiaries of Roundy's, Inc.
99.1 Press release dated February 9, 2001 announcing the proposed acquisition of the Copps Corporation. FILED HEREWITH.
(b)   Reports on Form 8-K.
      There were no reports filed on Form 8-K for the thirteen weeks ended December 30, 2000.