Form 10-Q
period 2001-03-31
ROUNDYS INC
filed 2001-05-11
CIK 314423

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
                               --------------

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number        002-94984
                      ---------------------------------------------------------

                                Roundy's, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                  39-0854535
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

23000 Roundy Drive, Pewaukee, Wisconsin                  53072
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                     (262) 953-7999
-------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at March 31, 2001
------------------------             -----------------------------

Common Stock, $1.25 par value

Class A (Voting)                            9,800 Shares
Class B (Non-voting)                    1,031,967 Shares

                                ROUNDY'S, INC.

                                     INDEX
                                     -----


                                                            Page No.
                                                            --------

PART I.    Financial Information:

           Condensed Consolidated Balance Sheets -              3
              March 31, 2001 and December 30, 2000

           Condensed Statements of Consolidated Earnings -      4
              Thirteen Weeks Ended
              March 31, 2001 and April 1, 2000

           Condensed Statements of Consolidated Cash Flows -    5
              Thirteen Weeks Ended March 31, 2001
              and April 1, 2000

           Notes to Condensed Consolidated Financial            6
              Statements

           Management's Discussion and Analysis of              8
              Financial Condition and Results of
              Operations

PART II.   Other Information                                   10

SIGNATURES                                                     11

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

                       ROUNDY'S, INC. AND SUBSIDIARIES
                       ===============================

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------
                    March 31, 2001 and December 30, 2000
                                (Unaudited)

                                             March 31, 2001   December 30, 2000
                                             --------------   -----------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............       $ 32,051,700     $ 39,893,300
  Notes and accounts receivable, less
    allowance for losses, $5,719,100
    and $5,728,800, respectively........         80,189,600       83,174,300
  Merchandise inventories...............        193,146,900      197,983,900
  Prepaid expenses......................          6,427,600        7,294,600
  Deferred income tax benefits..........         10,249,800       10,249,800
                                                -----------      -----------
    Total Current Assets................        322,065,600      338,595,900

OTHER ASSETS:
  Goodwill and other assets.............        112,520,800      113,849,400
  Notes receivable, less allowance for
    losses, $2,129,000..................          4,960,500        5,976,600
  Other real estate.....................          6,043,200        6,009,400
                                               ------------     ------------
    Total Other Assets..................        123,524,500      125,835,400
                                               ------------     ------------
PROPERTY AND EQUIPMENT - Net............        194,399,900      197,940,900
                                               ------------     ------------
                                               $639,990,000     $662,372,200
                                               ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt..       $  7,837,700     $  7,837,700
  Accounts payable......................        186,106,100      214,764,400
  Accrued expenses......................         71,003,200       74,394,500
  Income taxes..........................          4,061,600        2,828,600
                                               ------------     ------------
    Total Current Liabilities...........        269,008,600      299,825,200


LONG-TERM DEBT, LESS CURRENT MATURITIES.        169,602,500      166,564,700
DEFERRED INCOME TAXES...................          2,809,000        4,809,000
OTHER LIABILITIES.......................         35,948,600       30,504,400
                                               ------------     ------------
    Total Liabilities...................        477,368,700      501,703,300
                                               ------------     ------------

REDEEMABLE CLASS B COMMON STOCK.........         10,147,700       10,147,700
                                               ------------     ------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)....................             12,200           12,200
    Non-Voting (Class B)................          1,389,400        1,366,400
                                               ------------     ------------
      Total Common Stock................          1,401,600        1,378,600

 Patronage dividends payable in common
    stock...............................                           3,475,000
 Additional paid-in capital.............         45,924,100       42,661,200
 Reinvested earnings....................        126,351,400      121,333,900
                                               ------------     ------------
      Total.............................        173,677,100      168,848,700
 Less:Treasury stock, at cost...........         18,327,500       18,327,500
      Other accumulated comprehensive
         income.........................          2,876,000
                                               ------------     ------------
      Total Stockholders' Equity........        152,473,600      150,521,200
                                               ------------     ------------
                                               $639,990,000     $662,372,200
                                               ============     ============

See Notes to Condensed Consolidated Financial Statements.

                        ROUNDY'S, INC. AND SUBSIDIARIES
                        ===============================

                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                 ---------------------------------------------

                          FOR THE THIRTEEN WEEKS ENDED
                        March 31, 2001 AND April 1, 2000

                                   (UNAUDITED)


                                          Thirteen Weeks Ended

                                    March 31, 2001      April 1, 2000
                                    --------------      -------------
REVENUES:
Net sales and service fees....       $730,641,800        $672,420,900
Other - net...................            477,400           1,977,800
                                     ------------        ------------

                                      731,119,200         674,398,700
                                     ------------        ------------

COSTS AND EXPENSES:
Cost of sales.................        624,008,100         600,634,300
Operating and administrative..         93,235,200          61,718,800
Interest......................          4,269,000           2,104,600
                                     ------------        ------------

                                      721,512,300         664,457,700
                                     ------------        ------------

EARNINGS BEFORE INCOME TAXES..          9,606,900           9,941,000

PROVISION FOR INCOME TAXES....          4,131,000           4,051,000
                                     ------------        ------------

NET EARNINGS..................       $  5,475,900        $  5,890,000
                                     ============        ============


See Notes to Condensed Consolidated Financial Statements.

                        ROUNDY'S, INC. AND SUBSIDIARIES
                        ===============================

               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               -----------------------------------------------
         FOR THE THIRTEEN WEEKS ENDED March 31, 2001 AND APRIL 1, 2000
                                  (UNAUDITED)
                                                      Thirteen Weeks Ended
                                                March 31, 2001    April 1, 2000
                                                --------------    -------------
Cash Flows From Operating Activities:
  Net earnings.................................   $  5,475,900     $  5,890,000
Adjustments to reconcile net earnings to net
  cash flows (used in) provided by operating
  activities:
  Depreciation and amortization................      8,966,900        5,180,300
  Decrease in allowance for losses.............                        (110,200)
  Gain on sale of assets.......................        (24,300)      (1,165,600)
  Deferred income taxes........................                         (16,500)
(Increase) decrease in operating assets net
 of the effect of acquisitions and disposition:
  Notes and accounts receivable................      2,984,700        3,154,200
  Merchandise inventories......................      4,837,000          915,900
  Prepaid expenses.............................        867,000          725,700
  Other assets.................................       (334,700)      (1,165,700)
Increase(decrease)in operating liabilities
 net of the effect of acquisitions and
 disposition:
  Accounts payable.............................    (28,658,300)      (4,967,400)
  Accrued expenses.............................     (3,391,300)      (1,440,000)
  Income taxes.................................      1,233,000        1,010,200
  Other liabilities............................        568,200          343,700
                                                  ------------     ------------
Net cash flows (used in) provided by
 operating activities..........................     (7,475,900)       8,354,600
                                                  ------------     ------------

Cash Flows from Investing Activities:
  Capital expenditures.........................     (3,879,600)      (4,150,500)
  Proceeds from sale of property and
    equipment and other productive assets......        141,300        4,157,100
  Payment for business acquisitions net of
    cash acquired..............................                    (129,528,100)
  Other real estate............................        (33,800)         (50,100)
  Decrease in notes receivable.................      1,016,100        1,269,800
                                                  ------------     ------------
Net cash flows used in investing activities....     (2,756,000)    (128,301,800)
                                                  ------------     ------------

Cash Flows from Financing Activities:
  Proceeds from long-term borrowings...........      5,000,000      176,486,400
  Reductions in debt...........................     (1,962,200)     (88,023,300)
  Proceeds from sale of common stock...........                          16,000
  Common stock purchased.......................       (647,500)        (737,300)
                                                  ------------     ------------
Net cash flows provided by financing activities      2,390,300       87,741,800
                                                  ------------     ------------

Net decrease in cash and cash equivalents......     (7,841,600)     (32,205,400)
Cash and cash equivalents, beginning of period.     39,893,300       68,385,800
                                                  ------------     ------------
Cash and cash equivalents, end of period.......   $ 32,051,700     $ 36,180,400
                                                  ============     ============
Cash paid during the period: - Interest           $  3,727,700     $  2,699,300
                             - Income Taxes          2,931,400        3,107,300
Supplemental Noncash Financing Activities:
  Liabilities assumed in business acquisitions                       49,987,200

See Notes to Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2001 and December 30, 2000 and the consolidated results of operations for the thirteen weeks ended March 31, 2001 and April 1, 2000, and changes in consolidated cash flows for the thirteen weeks ended March 31, 2001 and April 1, 2000.

2) The consolidated results of operations for the thirteen weeks ended March 31, 2001 and April 1, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of March 31, 2001 and December 30, 2000, 66,066 were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) On February 9, 2001, the Company entered into a letter of intent to acquire 100 percent of the stock of The Copps Corporation located in Stevens Point, Wisconsin. The parties are in the process of negotiating a definitive agreement. The transaction is expected to be completed in the second quarter of fiscal 2001.

6) SFAS 133/Accumulated Other Comprehensive Income. In June 1998, the Financial Accounting Standards Board ("the FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS 137 and SFAS 138. SFAS 133, which is effective for the Company's fiscal year beginning December 31, 2000, requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings or, for cash-flow hedges, deferred and recorded as a component of other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For a derivative that doesn't qualify as a hedge, changes in fair value will be recognized in earnings.

     On April 4, 2000, the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the swap agreement is to fix the rate on $60,000,000 of borrowings under the revolving credit agreement.

     On December 31, 2000, the Company adopted SFAS 133 and recognized a transition adjustment relating to the interest rate swap for approximately $2.0 million, net of tax of $1.4 million, in stockholders' equity as Accumulated Other Comprehensive Income. The interest rate swap qualifies as a cash-flow hedge and the fair value of the Company's interest rate swap, based on the net cost to settle the transaction, at March 31, 2001 was approximately $2.9 million, net of tax of $2.0 million and is recorded as Accumulated Other Comprehensive Income in the Company's Consolidated Balance Sheet. The change in Accumulated Other Comprehensive Income during the quarter amounted to a loss of approximately $0.9 million. No portion of the hedge was ineffective and, therefore, no amounts were recognized in earnings during the quarter. Comprehensive income for the thirteen weeks ended March 31, 2001 and April 1, 2000 was $4,599,900 and $5,890,000,
     respectively.

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

     Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, notes receivable, transportation equipment, corporate office facilities and equipment.


                                                Thirteen Weeks Ended
                                          March 31, 2001       April 1, 2000
                                          --------------       -------------
NET SALES AND SERVICE FEES:
  Wholesale......................           $644,952,300        $637,300,200
  Retail.........................            256,730,000         105,905,300
  Eliminations...................           (171,040,500)        (70,784,600)
                                            ------------        ------------
TOTAL                                       $730,641,800        $672,420,900
                                            ============        ============

EARNINGS BEFORE DEPRECIATION AND
 AMORTIZATION:
  Wholesale......................           $ 13,561,700        $ 13,060,100
  Retail.........................              6,239,900           3,169,300
  Corporate......................             (1,227,800)         (1,108,100)
                                            ------------        ------------
TOTAL                                       $ 18,573,800        $ 15,121,300
                                            ============        ============

                                          March 31, 2001      December 30, 2000
                                          --------------      -----------------
IDENTIFIABLE ASSETS:
  Wholesale......................           $300,438,700        $305,669,700
  Retail.........................            273,517,500         284,639,600
  Corporate......................             66,033,800          72,062,900
                                            ============        ============
TOTAL                                       $639,990,000        $662,372,200

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

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:

                                     Comparison of
                              13 Weeks Ended March 31, 2001
                                   and April 1, 2000
                              -----------------------------
                                  Increase/(Decrease)
                              -----------------------------

Net sales and service fees        $58,220,900       8.7%
Cost of sales                      23,373,800       3.9
Operating and admin. expenses      31,516,400      51.1
Interest expense                    2,164,400     102.8
Earnings before income taxes         (334,100)     (3.4)*


*Other - net revenues decreased approximately $1.5 million. This decrease is primarily due to the prior year net gain of approximately $1.3 million on the sale of the Oshkosh retail grocery store in 2000.

Net sales and service fees increased approximately $58.2 million during the first quarter of 2001 as compared to the first quarter of 2000. The loss of wholesale customers resulted in a decrease of approximately $30.6 million. The closing or sale of five Company-owned stores resulted in a decrease of approximately $5.8 million. New Company-owned stores resulted in an increase of approximately $151.2 million. Sales by existing Company-owned stores increased $5.4 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $100.2 million. Sales to new and existing wholesale customers increased $38.2 million, net.

Cost of sales approximated 85.4% and 89.3% of net sales and service fees for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales, for the wholesale segment approximated 91.8% and 92.2% of wholesale net sales and service fees for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. Cost of sales for the retail segment approximated 78.1% and 78.4% of retail net sales and service fees for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively.

Operating and administrative expenses approximated 12.8% and 9.2% of net sales and service fees for the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively. This higher expense percentage is primarily due to the higher concentration of retail store business.

Interest expense increased primarily as a result of the higher average debt outstanding during the quarter to fund the Company's retail acquisitions.

No patronage dividends were declared or accrued as of March 31, 2001. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 43.0% and 40.8% in 2001 and 2000, respectively. The increase in the income tax rate was due primarily to an increase in non-deductible goodwill related to acquisitions in the prior year.


Liquidity and Capital Resources
-------------------------------

The Company's current ratio increased slightly from 1.13:1 at December 30, 2000 to 1.20:1 at March 31, 2001. The consolidated long-term debt to equity ratio was 1.04:1 at March 31, 2001 and December 30,2000.

Stockholders' equity, including redeemable common stock, increased approximately $2.0 million due to reinvested earnings of $5.5 million offset by an interest rate swap valuation of $2.9 million and $0.6 million in stock redemptions.

As noted in Note 5 to the Condensed Consolidated Financial Statements, the Company expects to complete a purchase of 100 percent of the stock of The
Copps Corporation for cash. The Company intends to obtain additional financing in order to fund this acquisition and expects to have such financing in place during the second quarter.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its financing requirements.

                             II. OTHER INFORMATION
                             ---------------------



ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits -
          None.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended March 31, 2001.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ROUNDY'S, INC.
                                   ---------------------------
                                        (Registrant)





Date: May 9, 2001                  ROBERT D. RANUS
      -----------                  ---------------------------
                                   Robert D. Ranus
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)