Form 10-Q
period 2001-06-30
ROUNDYS INC
filed 2001-08-10
CIK 314423

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
                               -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at June 30, 2001
-----------------------------        ----------------------------------------

Common Stock, $1.25 par value

Class A (Voting)                          9,800 Shares

Class B (Non-voting)                  1,016,122 Shares

                                ROUNDY'S, INC.

                                    INDEX
                                    -----



                                                                  Page No.
                                                                  --------

PART I.        Financial Information:

               Condensed Consolidated Balance Sheets -               3
                  June 30, 2001 and December 30, 2000

               Condensed Statements of Consolidated Earnings -       4
                  Thirteen Weeks and Twenty-six Weeks Ended
                  June 30, 2001 and July 1, 2000

               Condensed Statements of Consolidated Cash Flows-      5
                  Twenty-six Weeks Ended June 30, 2001
                  and July 1, 2000

               Notes to Condensed Consolidated Financial             6
               Statements

               Management's Discussion and Analysis of               9
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                    12

SIGNATURES                                                          13

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                        ROUNDY'S, INC. AND SUBSIDIARIES
                        ===============================
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                      June 30, 2001 and December 30, 2000
                                (UNAUDITED)

                                           June 30, 2001      December 30, 2000
                                           -------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents............     $ 40,393,100           $ 39,893,300
  Notes and accounts receivable, less
    allowance for losses, $6,173,000
    and $5,728,800, respectively.......       89,302,000             83,174,300
  Merchandise inventories..............      245,488,700            197,983,900
  Prepaid expenses.....................        6,764,700              7,294,600
  Deferred income tax benefits.........       12,907,200             10,249,800
                                             -----------            -----------
    Total Current Assets...............      394,855,700            338,595,900

OTHER ASSETS:
  Goodwill and other assets............      136,282,900            113,849,400
  Notes receivable, less allowance for
    losses of $2,129,000...............        5,688,400              5,976,600
  Other real estate....................        6,304,400              6,009,400
                                             -----------            -----------
    Total Other Assets.................      148,275,700            125,835,400
                                             -----------            -----------
PROPERTY AND EQUIPMENT - Net...........      260,432,200            197,940,900
                                             -----------            -----------
                                            $803,563,600           $662,372,200
                                            ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.     $  7,837,700           $  7,837,700
  Accounts payable.....................      221,862,300            214,764,400
  Accrued expenses.....................       84,677,800             74,394,500
  Income taxes.........................        7,413,100              2,828,600
                                            ------------           ------------
    Total Current Liabilities..........      321,790,900            299,825,200

LONG-TERM DEBT, LESS CURRENT MATURITIES      264,490,300            166,564,700
DEFERRED INCOME TAXES..................        7,263,200              4,809,000
OTHER LIABILITIES......................       41,989,100             30,504,400
                                             -----------            -----------
    Total Liabilities..................      635,533,500            501,703,300
                                             -----------            -----------

REDEEMABLE CLASS B COMMON STOCK........        7,895,500             10,147,700
                                             -----------            -----------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)...................           12,200                 12,200
    Non-Voting (Class B)...............        1,388,000              1,366,400
                                             -----------            -----------
      Total Common Stock...............        1,400,200              1,378,600

Patronage dividends payable in common
  stock................................                               3,475,000
Additional paid-in capital.............       46,470,000             42,661,200
Reinvested earnings....................      133,108,900            121,333,900
                                             -----------            -----------
      Total............................      180,979,100            168,848,700
Less: Treasury stock, at cost..........       18,327,500             18,327,500
      Other accumulated comprehensive
        income.........................        2,517,000
                                             -----------            -----------
      Total Stockholders' Equity.......      160,134,600            150,521,200
                                             -----------            -----------
                                            $803,563,600           $662,372,200
                                            ============           ============

See Notes to Condensed Consolidated Financial Statements.


                         ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                  ---------------------------------------------

                  THE THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED
                         June 30, 2001 AND JULY 1, 2000

                                  (UNAUDITED)

                                      Thirteen Weeks Ended                  Twenty-six Weeks Ended
                               June 30, 2001       July 1, 2000        June 30, 2001       July 1, 2000
                               --------------------------------        --------------------------------
REVENUES:
Net sales and service fees...   $845,461,200       $762,830,400        $1,576,103,000    $1,435,251,300
Other - net..................        390,800            528,700               868,200         2,506,500
                                ------------       ------------        --------------    --------------

                                 845,852,000        763,359,100         1,576,971,200     1,437,757,800
                                ------------       ------------        --------------    --------------

COSTS AND EXPENSES:
Cost of sales...............     716,025,600        658,863,800         1,340,033,700     1,259,498,100
Operating and administrative     112,217,800         88,484,400           205,453,000       150,203,200
Interest....................       4,320,700          5,539,100             8,589,700         7,643,700
                                ------------       ------------        --------------     -------------

                                 832,564,100        752,887,300         1,554,076,400     1,417,345,000
                                ------------       ------------        --------------     -------------

EARNINGS BEFORE INCOME TAXES      13,287,900         10,471,800            22,894,800        20,412,800

PROVISION FOR INCOME               5,713,800          4,267,200             9,844,800         8,318,200
                                ------------       ------------        --------------     -------------
TAXES...

NET EARNINGS...............     $  7,574,100       $  6,204,600        $   13,050,000    $   12,094,600
                                ============       ============        ==============    ==============

See Notes to Condensed Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 -----------------------------------------------
          FOR THE TWENTY-SIX WEEKS ENDED June 30, 2001 AND JULY 1, 2000
                                   (UNAUDITED)

                                                             Twenty-six Weeks Ended
                                                        June 30, 2001      July 1, 2000
                                                        -------------      ------------
Cash Flows From Operating Activities:
  Net earnings......................................     $ 13,050,000      $ 12,094,600
Adjustments to reconcile net earnings to net
  cash flows provided by operating activities:
  Depreciation and amortization.....................       19,922,100        12,863,800
  Increase in allowance for losses..................                              6,600
  Loss/(Gain) on sale of assets.....................        1,073,500          (803,300)
  Deferred income taxes.............................                           (802,000)
(Increase) decrease in operating assets net of the
effect of acquisitions and disposition:
  Notes and accounts receivable.....................          617,300        (1,300,400)
  Merchandise inventories...........................          159,400         5,600,300
  Prepaid expenses..................................        1,467,800         2,139,900
  Other assets......................................       (3,629,100)         (684,500)
Increase(decrease)in operating liabilities net of
th effect of acquisitions and disposition:
  Accounts payable..................................      (24,423,000)       (6,796,700)
  Accrued expenses..................................       (2,508,700)           18,700
  Income taxes......................................        4,584,500         2,972,700
  Other liabilities.................................          292,100         1,173,800
                                                         ------------      ------------
Net cash flows provided by operating activities.....       10,605,900        26,483,500
                                                         ------------      ------------


Cash Flows From Investing Activities:
  Capital expenditures..............................      (12,110,800)       (7,414,500)
  Proceeds from sale of property and equipment and
  other productive assets...........................          437,200         4,627,900
  Payment for business acquisitions net of cash
    acquired........................................      (76,727,500)     (129,645,000)
  Other real estate.................................         (295,000)          (50,100)
  Decrease in notes receivable......................        1,504,600         1,685,800
                                                         ------------      ------------
Net cash flows used in investing activities.........      (87,191,500)     (130,795,000)
                                                         ------------      ------------


Cash Flows From Financing Activities:
  Proceeds from long-term borrowings................       88,000,000       176,486,400
  Reductions in debt................................       (7,742,800)     (107,263,400)
  Proceeds from sale of common stock................          928,800           816,300
  Common stock purchased............................       (4,100,600)       (3,289,400)
                                                         ------------      ------------
Net cash flows provided by financing activities.....       77,085,400        66,749,900
                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents          499,800       (37,562,500)

Cash and cash equivalents, beginning of period......       39,893,300        68,385,800
                                                         ------------      ------------
Cash and cash equivalents, end of period............     $ 40,393,100      $ 30,823,300
                                                         ============      ============
Cash paid during the period: - Interest.............     $  9,065,600      $  6,455,600
                             - Income Taxes.........        5,208,300         5,551,700
Supplemental Noncash Financing Activities:
  Liabilities assumed in business acquisitions......       73,111,100        49,987,200

See Notes to Condensed Consolidated Financial Statements.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2001 and December 30, 2000, and the consolidated results of operations for the thirteen and twenty-six weeks ended
     June 30, 2001 and July 1, 2000, and changes in consolidated cash flows for the twenty-six weeks ended June 30, 2001 and July 1, 2000.

2) The consolidated results of operations for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of June 30, 2001 and December 30, 2000, 51,403 and 66,066 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) On May 18, 2001, the Company entered into an Amended and Restated Credit Agreement in the maximum aggregate amount of $300,000,000 with various lenders (the "Credit Agreement") providing for a $170,000,000 revolving loan commitment and a $130,000,000 term loan.

     On May 19, 2001, the Company acquired all of the outstanding stock of The Copps Corporation for approximately $96.6 million, subject to post-closing adjustments. The Copps Corporation owned and operated 21 retail grocery stores and a wholesale distribution center. The acquisition was effective at the end of the day on May 19, 2001 and the operating results of The Copps Corporation is included in the statement of consolidated earnings after the effective date. Goodwill aggregating approximately $25.0 million resulted from the purchase and is being amortized over a period up to 20 years. The Company financed the acquisition with the proceeds of the aforementioned Credit Agreement.

     The acquisition was accounted for as a purchase and the financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocated to the assets acquired and liabilities assumed could change based upon the receipt of various appraisals and the completion of the assessment of fair values, however, such changes are not anticipated to be significant.

     Unaudited pro forma consolidated results of operations, including the Copps Corporation as if it had been acquired at the beginning of 2001 and as of the beginning of 2000 follows:

                                         Twenty-Six Weeks Ended
                                   June 30,  2001          July 1,  2000
                                   --------------         --------------
      Net sales and service fees   $1,809,873,300         $1,715,343,200
      Net earnings                     11,106,400              9,487,800


     Pro forma results are not necessarily indicative of what would have occurred had the acquisition been consummated as of the beginning of the periods. Pro forma results include amortization of intangible assets resulting from the purchase and additional interest expense as if funds borrowed in connection with the acquisition had been outstanding from the beginning of each period.

6) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS 137 and SFAS 138. SFAS 133, which is effective for the Company's fiscal year beginning December 31, 2000, requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings or, for cash-flow hedges, deferred and recorded as a component of other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For a derivative that doesn't qualify as a hedge, changes in fair value will be recognized in earnings.

     On April 4, 2000, the Company entered into a five-year interest rate swap agreement under which the Company pays a fixed rate of 7.32% and receives a floating LIBOR rate. The effect of the swap agreement is to fix the rate on $60,000,000 of borrowings under the revolving credit agreement.

     On December 31, 2000, the Company adopted SFAS 133 and recognized a transition adjustment relating to the interest rate swap for approximately $2.0 million, net of tax of $1.4 million, in stockholders' equity as Accumulated Other Comprehensive Income. The interest rate swap qualifies as a cash-flow hedge and the fair value of the Company's interest rate swap, based on the net cost to settle the transaction, at June 30, 2001 was approximately $2.5 million, net of tax of $1.8 million and is recorded as Accumulated Other Comprehensive Income in the Company's Condensed Consolidated Balance Sheet. The change in Accumulated Other Comprehensive Income during the quarter amounted to a gain of approximately $0.4 million. No portion of the hedge was ineffective and, therefore, no amounts were recognized in earnings during the quarter. Comprehensive income for the thirteen weeks ended June 30, 2001 and July 1, 2000 was $7,933,100 and $6,204,600, respectively. Comprehensive income for the twenty-six weeks ended June 30, 2001 and July 1, 2000 was $12,533,000 and $12,094,600,
     respectively.

7) In June 2001, FASB issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for Roundy's on December 30, 2001). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Roundy's is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

8) Segment Reporting. The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company's wholesale distribution segment sells to both corporate and independently owned retail food stores, while the retail segment sells directly to the consumer.

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

                    For the thirteen weeks ended      For the twenty-six weeks ended
                  June 30, 2001      July 1, 2000     June 30, 2001     July 1, 2000
                  -------------      ------------     -------------     ------------
NET SALES AND
 SERVICE FEES:
  Wholesale....   $729,051,600       $674,612,500     $1,374,003,900    $1,311,912,700
  Retail.......    330,458,300        259,140,700        587,188,300       365,046,000
  Eliminations.   (214,048,700)      (170,922,800)      (385,089,200)     (241,707,400)
                  ------------       ------------     --------------    --------------
     TOTAL        $845,461,200       $762,830,400     $1,576,103,000    $1,435,251,300
                  ============       ============     ==============    ==============

EARNINGS BEFORE
DEPRECIATION AND
AMORTIZATION:
  Wholesale....   $ 15,109,800       $ 13,097,500     $   28,671,500    $   26,157,600
  Retail.......     11,187,800          7,628,300         17,427,700        10,797,600
  Corporate....     (2,054,500)        (2,570,500)        (3,282,300)       (3,678,600)
                  ------------       ------------     --------------    --------------
     TOTAL        $ 24,243,100       $ 18,155,300     $   42,816,900    $   33,276,600
                  ============       ============     ==============    ==============

                  June 30, 2001      December 30, 2000
                  -------------      -----------------
IDENTIFIABLE
ASSETS:
  Wholesale....   $430,015,400       $305,669,700
  Retail.......    297,683,400        284,639,600
  Corporate....     75,864,800         72,062,900
                  ------------       ------------
     TOTAL        $803,563,600       $662,372,200
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

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:

                                            Comparison of
                            ---------------------------------------------------
                            13 Weeks Ended June 30,    26 Weeks Ended June 30,
                            2001 and July 1, 2000       2001 and July 1, 2000
                             Increase/(Decrease)          Increase/(Decrease)
                            ---------------------------------------------------

Net sales and service fees  $82,630,800     10.8%        $140,851,700     9.8%
Cost of sales                57,161,800      8.7           80,535,600     6.4
Operating and admin.
  expenses                   23,733,400     26.8           55,249,800    36.8
Interest expense             (1,218,400)   (22.0)             946,000    12.4
Earnings before income
  taxes                       2,816,100     26.9            2,482,000    12.2

Net sales and service fees increased approximately $82.6 million during the second quarter of 2001 as compared to the second quarter of 2000. The loss of wholesale customers resulted in a decrease of approximately $17.0 million. The closing or sale of five Company-owned stores resulted in a decrease of approximately $7.9 million. Acquired Company-owned stores and a related wholesale distribution center resulted in increases of approximately $60.1 million and $40.6 million, respectively. Sales by existing Company-owned stores increased $19.1 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $43.1 million. Sales to new and existing wholesale customers increased $30.8 million, net.

Net sales and service fees increased approximately $140.8 million during the first two quarters of 2001 as compared to the first two quarters of 2000.
The loss of wholesale customers resulted in a decrease of approximately $47.6 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $13.7 million. Acquired Company-owned stores and a wholesale distribution center resulted in increases of approximately $222.8 million and $40.6 million, respectively. Sales by existing Company-owned stores increased $13.0 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $143.3 million. Sales to new and existing wholesale customers increased $69.0 million.

Cost of sales approximated 84.7% and 86.4% of net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.2% and 92.5% of wholesale net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. Cost of sales for the retail segment approximated 77.0% and 78.4% of retail net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively.
This percentage decrease is primarily due to the acquisition of retail stores that have higher gross profit margins.

Year-to-date cost of sales approximated 85.0% and 87.8% of net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.0% and 92.3% of wholesale net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. Cost of sales for the retail segment approximated 77.5% and 78.4% of retail net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. This percentage decrease is primarily due to the acquisition of retail stores that have higher gross profit margins.

Operating and administrative expenses approximated 13.3% and 11.6% of net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. This higher operating and administrative percentage is primarily due to the acquisition of and the increased concentration in Company-owned retail stores. Operating and administrative expenses for the wholesale segment approximated 6.0% and 5.8% of wholesale net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively. Operating and administrative expenses for the retail segment approximated 20.1% and 19.2% of retail net sales and service fees for the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively.

Year-to-date operating and administrative expenses approximated 13.0% and 10.5% of net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. This higher operating and administrative percentage is primarily due to the acquisition of and the increased concentration in Company-owned retail stores. Operating and administrative expenses for the wholesale segment approximated 6.2% and 5.9% of wholesale net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively. Operating and administrative expenses for the retail segment approximated 20.1% and 19.7% of retail net sales and service fees for the twenty-six weeks ended June 30, 2001 and July 1, 2000, respectively.

Interest expense decreased primarily as a result of the lower rates during the quarter.

No patronage dividends have been accrued as of June 30, 2001. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 43.0% and 40.7% in 2001 and 2000, respectively. The increase in the income tax rate was due primarily to an increase in non-deductible goodwill related to acquisitions in the current and prior years.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio increased slightly from 1.13:1 at December 30, 2000 to 1.23:1 at June 30, 2001. The consolidated long-term debt to equity ratio has increased from 1.04:1 at December 30, 2000 to 1.57:1 at June 30, 2001 due to a $97.9 million increase in long-term debt. This increase is primarily due to the acquisition of the Copps Corporation.

Stockholders' equity, including redeemable common stock, increased approximately $7.4 million due to reinvested earnings of $13.1 million offset by an interest rate swap valuation of $2.5 million, $4.1 million in stock redemptions and proceeds from the sale of common stock of $0.9 million.

The Company believes that its cash flow from operations together with other available sources of funds including the Amended and Restated Credit Agreement will be adequate to meet its financing requirements.

The Company has experienced no significant changes in market risks during the quarter.

                            II. OTHER INFORMATION
                            ---------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a) Matters were submitted to a vote of the holders of the Company's Class A common stock at the Company's annual meeting on April 24, 2001. A meeting of the Trustees of Roundy's, Inc. Voting Trust was also held on April 24, 2001.

(b) At the annual meeting, Robert S. Gold and Patrick D. McAdams were elected as retailer directors. At the meeting of the Trustees, Bronson J. Haase and Gary R. Sarner were elected as non-retailer non-management directors. All of these votes were unanimous since all of the Class A common stock is held in a voting trust and the trustees are required to vote the Class A common stock as a block. The following directors continue in office: Charles R. Bonson, Henry Karbiner, Jr., Gerald F. Lestina, Robert E. Bartels, George E. Prescott, and Robert D. Ranus.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits -
          None.

(b) Reports on Form 8-K - On June 1, 2001, the Company filed a Form 8-K stating that on May 19, 2001, the Company consummated the acquisition of all of the outstanding stock of The Copps Corporation from its shareholders for a purchase price of approximately $95.0 million, subject to post-closing adjustments.

          The Form 8-K also reported that on May 18, 2001, the Company entered into an Amended and Restated Credit Agreement in the maximum aggregate amount of $300,000,000 with various lenders (the "Credit Agreement") providing for a $170,000,000 revolving loan commitment and a $130,000,000 term loan. Following are the material components of the application of the proceeds of the Credit Agreement, which were drawn on May 18, 2001 (the total amount drawn was approximately $236.9 million): (i) approximately $4.0 million was used to pay indebtedness of Copps; (ii) approximately $85.1 million was paid to or for the benefit of the shareholders of Copps; (iii) approximately $146.5 million was used to retire long-term indebtedness of the Company; and
          (iv) the remaining approximately $1.3 million was used to pay other expenses, primarily transaction costs.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROUNDY'S, INC.
                                                  ---------------
                                                   (Registrant)





Date:     August 10, 2001                         ROBERT D. RANUS
          ---------------                         ---------------
                                                  Robert D. Ranus
                                                  Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)