Form 10-Q
period 2001-09-29
ROUNDYS INC
filed 2001-11-13
CIK 314423

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29,2001
                               -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at September 29, 2001
-----------------------------        ----------------------------------------

Common Stock, $1.25 par value

Class A (Voting)                          9,900 Shares

Class B (Non-voting)                  1,011,722 Shares

                                ROUNDY'S, INC.

                                    INDEX
                                    -----



                                                                  Page No.
                                                                  --------

PART I.        Financial Information:

               Condensed Consolidated Balance Sheets -               3
                  September 29, 2001 and December 30, 2000

               Condensed Statements of Consolidated Earnings -       4
                  Thirteen Weeks and Thirty-nine Weeks Ended
                  September 29, 2001 and September 30, 2000

               Condensed Statements of Consolidated Cash Flows-      5
                  Thirty-nine Weeks Ended September 29, 2001
                  and September 30, 2000

               Notes to Condensed Consolidated Financial             6
               Statements

               Management's Discussion and Analysis of               9
                  Financial Condition and Results of
                  Operations

PART II.       Other Information                                    12

SIGNATURES                                                          13


                         PART I. FINANCIAL INFORMATION
                         -----------------------------
                        ROUNDY'S, INC. AND SUBSIDIARIES
                        ===============================
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                      September 29, 2001 and December 30, 2000
                                (UNAUDITED)

                                         September 29, 2001      December 30, 2000
                                         ------------------      -----------------
CURRENT ASSETS:
  Cash and cash equivalents............     $ 39,396,900           $ 39,893,300
  Notes and accounts receivable, less
    allowance for losses, $6,178,800
    and $5,728,800, respectively.......       87,582,600             83,174,300
  Merchandise inventories..............      247,845,700            197,983,900
  Prepaid expenses.....................        7,693,300              7,294,600
  Deferred income tax benefits.........       12,907,200             10,249,800
                                             -----------            -----------
    Total Current Assets...............      395,425,700            338,595,900

OTHER ASSETS:
  Goodwill and other assets - net......      135,901,200            113,849,400
  Notes receivable, less allowance for
    losses of $2,129,000...............        4,719,200              5,976,600
  Other real estate....................        6,029,100              6,009,400
                                             -----------            -----------
    Total Other Assets.................      146,649,500            125,835,400
                                             -----------            -----------
PROPERTY AND EQUIPMENT - Net...........      258,781,500            197,940,900
                                             -----------            -----------
                                            $800,856,700           $662,372,200
                                            ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.     $ 21,192,300           $  7,837,700
  Accounts payable.....................      227,463,500            214,764,400
  Accrued expenses.....................       88,868,100             74,394,500
  Income taxes.........................       12,223,000              2,828,600
                                            ------------           ------------
    Total Current Liabilities..........      349,746,900            299,825,200

LONG-TERM DEBT, LESS CURRENT MATURITIES      230,411,100            166,564,700
DEFERRED INCOME TAXES..................        7,499,600              4,809,000
OTHER LIABILITIES......................       39,783,500             30,504,400
                                             -----------            -----------
    Total Liabilities..................      627,441,100            501,703,300
                                             -----------            -----------

REDEEMABLE CLASS B COMMON STOCK........        8,537,100             10,147,700
                                             -----------            -----------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)...................           12,400                 12,200
    Non-Voting (Class B)...............        1,377,200              1,366,400
                                             -----------            -----------
      Total Common Stock...............        1,389,600              1,378,600

Patronage dividends payable in common
  stock................................                               3,475,000
Additional paid-in capital.............       46,357,600             42,661,200
Reinvested earnings....................      139,602,800            121,333,900
                                             -----------            -----------
      Total............................      187,350,000            168,848,700
Less: Treasury stock, at cost..........       18,327,500             18,327,500
      Accumulated other comprehensive
        income.........................        4,144,000
                                             -----------            -----------
      Total Stockholders' Equity.......      164,878,500            150,521,200
                                             -----------            -----------
                                            $800,856,700           $662,372,200
                                            ============           ============

See Notes to Condensed Consolidated Financial Statements.


                         ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================

                  CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                  ---------------------------------------------

                  THE THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED
                         SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                      Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                            September 29, 2001   September 30, 2000    September 29, 2001   September 30, 2000
                            ---------------------------------------    ---------------------------------------
REVENUES:
Net sales and service fees...   $921,358,600       $754,362,700        $2,497,461,600       $2,189,614,000
Other - net..................        617,200            780,900             1,485,400            3,287,400
                                ------------       ------------        --------------       --------------

                                 921,975,800        755,143,600         2,498,947,000        2,192,901,400
                                ------------       ------------        --------------       --------------

COSTS AND EXPENSES:
Cost of sales...............     776,447,900        649,104,500         2,116,481,600        1,908,602,600
Operating and administrative     127,173,200         91,088,200           332,626,200          241,291,400
Interest....................       4,893,400          3,325,800            13,483,100           10,969,500
                                ------------       ------------        --------------        -------------

                                 908,514,500        743,518,500         2,462,590,900        2,160,863,500
                                ------------       ------------        --------------        -------------

EARNINGS BEFORE INCOME TAXES      13,461,300         11,625,100            36,356,100           32,037,900

PROVISION FOR INCOME               5,788,300          4,940,000            15,633,100           13,258,200
                                ------------       ------------        --------------        -------------
TAXES...

NET EARNINGS...............     $  7,673,000       $  6,685,100        $   20,723,000       $   18,779,700
                                ============       ============        ==============       ==============

See Notes to Condensed Consolidated Financial Statements.

                         ROUNDY'S, INC. AND SUBSIDIARIES
                         ===============================

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 -----------------------------------------------
          FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                 Thirty-nine Weeks Ended
                                                         September 29, 2001      September 30, 2000
                                                         ------------------      ------------------
Cash Flows From Operating Activities:
  Net earnings......................................     $ 20,723,000            $ 18,779,700
Adjustments to reconcile net earnings to net
  cash flows provided by operating activities:
  Depreciation and amortization.....................       31,535,200              21,585,100
  Decrease in allowance for losses..................                                  (48,300)
  Loss/(Gain) on sale of assets.....................        1,008,300                (949,400)
  Deferred income taxes.............................        1,416,400              (1,005,000)
(Increase) decrease in operating assets net of the
effect of acquisitions and disposition:
  Notes and accounts receivable.....................        2,336,700               6,120,700
  Merchandise inventories...........................       (2,197,600)             (4,819,900)
  Prepaid expenses..................................          539,200               1,626,900
  Other assets......................................       (5,093,200)             (2,158,300)
Increase(decrease)in operating liabilities net of
th effect of acquisitions and disposition:
  Accounts payable..................................      (18,821,800)              1,935,000
  Accrued expenses..................................        2,036,200               5,108,900
  Income taxes......................................        9,394,400               3,777,100
  Other liabilities.................................       (4,720,500)              1,232,400
                                                         ------------            ------------
Net cash flows provided by operating activities.....       38,156,300              51,184,900
                                                         ------------            ------------


Cash Flows From Investing Activities:
  Capital expenditures..............................      (20,355,400)            (23,358,800)
  Proceeds from sale of property and equipment and
  other productive assets...........................          630,400               4,775,800
  Payment for business acquisitions net of cash
    acquired........................................      (76,727,500)           (129,528,100)
  Other real estate.................................          (19,700)               (522,000)
  Decrease in notes receivable......................        2,473,800               6,229,500
                                                         ------------           -------------
Net cash flows used in investing activities.........      (93,998,400)           (142,403,600)
                                                         ------------            ------------


Cash Flows From Financing Activities:
  Proceeds from long-term borrowings................       88,000,000             176,800,400
  Reductions in debt................................      (28,822,000)           (116,461,500)
  Proceeds from sale of common stock................        1,210,600               1,106,400
  Common stock purchased............................       (5,042,900)             (4,323,800)
                                                         ------------            ------------
Net cash flows provided by financing activities.....       55,345,700              57,121,500
                                                         ------------            ------------

Net decrease in cash and cash equivalents                    (496,400)            (34,097,200)

Cash and cash equivalents, beginning of period......       39,893,300              68,385,800
                                                         ------------            ------------
Cash and cash equivalents, end of period                  $39,396,900            $ 34,288,600
                                                         ============            ============

Cash paid during the period: - Interest                   $13,965,900            $  8,962,500
                             - Income Taxes                 4,193,300               9,672,400
Supplemental Noncash Financing Activities:
  Liabilities assumed in business acquisitions             73,111,100              49,987,200

See Notes to Condensed Consolidated Financial Statements.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 29, 2001 and December 30, 2000, and the consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000, and changes in consoli- -dated cash flows for the thirty-nine weeks ended September 29, 2001 and September 30, 2000.

2) The consolidated results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of September 29, 2001 and December 30, 2000, 55,580 and 66,066 shares, respectively, were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year end.

5) On May 18, 2001, the Company entered into an Amended and Restated Credit Agreement in the maximum aggregate amount of $300,000,000 with various lenders (the "Credit Agreement") providing for a $170,000,000 revolving loan commitment and a $130,000,000 term loan.

     Effective May 20, 2001, the Company acquired all of the outstanding stock of The Copps Corporation for approximately $96.6 million, subject to post-closing adjustments. The Copps Corporation owned and operated 21 retail grocery stores and a wholesale distribution center. The operating results of The Copps Corporation are included in the condensed statement of consolidated earnings after the effective date. Goodwill aggregating approximately $25.0 million resulted from the purchase and is being amortized over a period up to 20 years. The Company financed the acquisition with the proceeds of the aforementioned Credit Agreement.

     The acquisition was accounted for as a purchase and the condensed consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocated to the assets acquired and liabilities assumed could change based upon the receipt of various appraisals and the completion of the assessment of fair values, however, such changes are not anticipated to be significant.

     Unaudited pro forma consolidated results of operations, including The Copps Corporation as if it had been acquired at the beginning of 2001 and as of the beginning of 2000 follows:

                                         Thirty-Nine Weeks Ended
                                 September 29,  2001         September 30,  2000
                                 -------------------         -------------------
      Net sales and service fees      $2,731,231,900            $2,624,147,200
      Net earnings                        18,779,400                15,885,400


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

     On December 31, 2000, the Company adopted SFAS 133 and recognized a transition adjustment relating to the interest rate swap for approximately $2.0 million, net of tax of $1.4 million, in stockholders' equity as Accumulated Other Comprehensive Income. The interest rate swap qualifies as a cash-flow hedge and the fair value of the Company's interest rate swap, based on the net cost to settle the transaction, at September 29, 2001 was approximately $4.1 million, net of tax of $3.0 million and is recorded as Accumulated Other Comprehensive Income in the Company's Condensed Consolidated Balance Sheet. The change in Accumulated Other Comprehensive Income during the quarter amounted to a loss of approximately $1.6 million. No amounts were recognized in earnings during the quarter related to the swap. Comprehensive income for the thirteen weeks ended September 29, 2001 and September 30, 2000 was $6,046,000 and $6,685,100, respectively. Comprehensive income for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 was $18,579,000 and $18,779,700, respectively.

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

                    For the thirteen weeks ended                  For the thirty-nine weeks ended
                  September 29, 2001  September 30, 2000     September 29, 2001   September 30, 2000
                  ------------------  ------------------     ------------------   ------------------
NET SALES AND
 SERVICE FEES:
  Wholesale....   $774,126,200        $661,494,300          $2,148,130,100       $1,973,407,000
  Retail.......    395,528,700         260,759,600             982,717,000          625,805,600
  Eliminations.   (248,296,300)       (167,891,200)           (633,385,500)        (409,598,600)
                  ------------        ------------          --------------       --------------
     TOTAL        $921,358,600        $754,362,700          $2,497,461,600       $2,189,614,000
                  ============        ============          ==============       ==============

EARNINGS BEFORE
DEPRECIATION AND
AMORTIZATION:
  Wholesale....   $ 14,534,000        $ 12,966,400          $   43,205,500       $   39,124,000
  Retail.......     11,358,500          10,002,000              28,786,200           20,799,600
  Corporate....       (818,100)         (2,622,000)             (4,100,400)          (6,300,600)
                  ------------        ------------          --------------       --------------
     TOTAL        $ 25,074,400        $ 20,346,400          $   67,891,300       $   53,623,000
                  ============        ============          ==============       ==============

                September 29, 2001       December 30, 2000
                ------------------       -----------------
IDENTIFIABLE
ASSETS:
  Wholesale....   $367,293,300        $305,669,700
  Retail.......    351,215,100         284,639,600
  Corporate....     82,348,300          72,062,900
                  ------------        ------------
     TOTAL        $800,856,700        $662,372,200
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

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:

                                            Comparison of
                            ---------------------------------------------------
                                13 Weeks Ended              39 Weeks Ended
                              September 29, 2001          September 29, 2001
                            and September 30, 2000      and September 30, 2000
                             Increase/(Decrease)          Increase/(Decrease)
                            ---------------------------------------------------

Net sales and service fees  $166,995,900     22.1%        $307,847,600    14.1%
Cost of sales                127,343,400     19.6          207,879,000    10.9
Operating and admin.
  expenses                   36,085,000      39.6           91,334,800    37.9
Interest expense              1,567,600      47.1            2,513,600    22.9
Earnings before income
  taxes                       1,836,200      15.8            4,318,200    13.5

Net sales and service fees increased approximately $167.0 million during the third quarter of 2001 as compared to the third quarter of 2000. The loss of wholesale customers resulted in a decrease of approximately $8.8 million. The closing or sale of five Company-owned stores resulted in a decrease of approximately $7.9 million. Acquired Company-owned stores and a related wholesale distribution center resulted in increases of approximately $124.5 million and $88.0 million, respectively. Sales by existing Company-owned stores increased $18.2 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $80.4 million. Sales to new and existing wholesale customers increased $33.4 million, net.

Net sales and service fees increased approximately $307.8 million during the first three quarters of 2001 as compared to the first three quarters of 2000. The loss of wholesale customers resulted in a decrease of approximately $56.4 million. The closing or sale of six Company-owned stores resulted in a decrease of approximately $21.6 million. Acquired Company-owned stores and a wholesale distribution center resulted in increases of approximately $358.5 million and $128.6 million, respectively. Sales by existing Company-owned stores increased $20.0 million. The increase in inter-segment revenues (eliminations) resulted in a decrease of approximately $223.7 million. Sales to new and existing wholesale customers increased $102.4 million, net.

Cost of sales approximated 84.3% and 86.0% of net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.2% of wholesale net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000.
Cost of sales for the retail segment approximated 77.5% and 78.4% of retail net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. This percentage decrease is primarily due to the acquisition of retail stores that have higher gross profit margins.

Year-to-date cost of sales approximated 84.7% and 87.2% of net sales and service fees for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 92.1% and 92.3% of wholesale net sales and service fees for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. Cost of sales for the retail segment approximated 77.5% and 78.4% of retail net sales and service fees for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. This percentage decrease is primarily due to the acquisition of retail stores that have higher gross profit margins.

Operating and administrative expenses approximated 13.8% and 12.1% of net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively. This higher operating and administrative percentage is primarily due to the acquisition of and the increased concentration in Company-owned retail stores. Operating and administrative expenses for the wholesale segment approximated 6.1% of wholesale net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000. Operating and administrative expenses for the retail segment approximated 20.3% and 19.6% of retail net sales and service fees for the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively.

Year-to-date operating and administrative expenses approximated 13.3% and 11.0% of net sales and service fees for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively. This higher operating and administrative percentage is primarily due to the acquisition of and the increased concentration in Company-owned retail stores. Operating and administrative expenses for the wholesale segment approximated 6.1% and 6.0% of wholesale net sales and service fees for the thirty-nine weeks ended
September 29, 2001 and September 30, 2000, respectively. Operating and administrative expenses for the retail segment approximated 20.2% and 19.7% of retail net sales and service fees for the thirty-nine weeks ended September 29, 2001 and September 30, 2000, respectively.

Interest expense decreased primarily as a result of higer borrowing levels during the quarter and year-to-date.

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

The rates used for calculating the provision for income taxes for the interim periods were 43.0% and 41.4% in 2001 and 2000, respectively. The increase in the income tax rate was due primarily to an increase in non-deductible goodwill related to acquisitions in the current and prior years.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio remained unchanged at 1.13:1 from December 30, 2000 to September 29, 2001. The consolidated long-term debt to equity ratio has increased from 1.04:1 at December 30, 2000 to 1.33:1 at September 29, 2001 due to a $77.2 million increase in long-term debt. This increase is primarily due to the acquisition of The Copps Corporation.

Stockholders' equity, including redeemable common stock, increased approximately $12.8 million due to reinvested earnings of $20.7 million offset by an interest rate swap valuation of $4.1 million, $5.0 million in stock redemptions and proceeds from the sale of common stock of $1.2 million.

The Company believes that its cash flow from operations together with other available sources of funds including the Amended and Restated Credit Agreement will be adequate to meet its financing requirements.

The Company has experienced no significant changes in market risks during the quarter or year-to-date.

                            II. OTHER INFORMATION
                            ---------------------

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits -
          None.

(b)       No reports on Form 8-K were filed during the quarter ended
          September 29, 2001.

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





                                                  ROUNDY'S, INC.
                                                  ---------------
                                                   (Registrant)





Date:     November 09, 2001                       ROBERT D. RANUS
                                                  ---------------
                                                  Robert D. Ranus
                                                  Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)