Form 10-K405
period 2001-12-29
ROUNDYS INC
filed 2002-03-27
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K



(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001
                          -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                 to
                              ----------------     ---------------
Commission file number:  002-94984
                         ---------

                                Roundy's, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
-------------------------------               ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
     Pewaukee, Wisconsin                        53072
 ------------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (262)953-7999
                                                      ------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 18, 2002, 9,900 shares of Class A (voting) Common Stock and 1,045,749 shares of Class B (non-voting) Common Stock were outstanding. All of the outstanding shares of Class A Common Stock on March 18, 2002 were held of record by the Roundy's, Inc. Voting Trust which may be deemed an affiliate of the registrant. There is no established public trading market for either class of such stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Documents                        Form 10-K Reference
       ---------                        --------------------
       Portions of Annual Report to     Part II, Items 6, 7, 8
       Stockholders for the year
       ended December 29, 2001

                                    PART I

The discussions in this Annual Report on Form 10-K and in the Company's 2001 Annual Report to Stockholders incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," ," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," "should," and "will" are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed herein (see "Cautionary Factors" at the end of Item 1, below). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors.

ITEM 1.   Business.
          ---------
                                    GENERAL
                                    -------

Roundy's, Inc. and its subsidiaries (collectively the "Company") are engaged principally in the wholesale distribution of food and nonfood products to supermarkets and warehouse food stores located in Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky, Missouri, Arkansas, New York, Oklahoma, New Jersey, Pennsylvania, Tennessee and West Virginia. As of December 29, 2001, the
Company also owns and operates 35 retail warehouse food stores under the name "Pick 'n Save" or "Park & Save" and 26 conventional food stores under the names "Copps," "Park & Shop" or "Orchard Foods." The Company offers its retail customers a complete line of nationally- known name brand merchandise, as well as a number of its own private and controlled labels. The Company services 789 independent retail grocery stores.

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

Roundy's, Inc. was incorporated in 1952 under the Wisconsin Business
Corporation Law. The Company's executive offices are located at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, and its telephone number is (262)953-7999. Unless the context indicates otherwise, as used herein, the term "Company" refers to Roundy's, Inc. and its subsidiaries and the term "Roundy's" refers to Roundy's, Inc. without its subsidiaries. Roundy's operates on a 52 or 53 week fiscal year ending on the Saturday closest to December 31. In this report, unless the context indicates otherwise, the terms "2001" and "fiscal 2001" refer to the 52-week fiscal year ended December 29, 2001; the terms "2000" and "fiscal 2000" refer to the 52-week fiscal year ended December 30, 2000;
and the terms "1999" and "fiscal 1999" refer to the 52-week fiscal year ended January 1, 2000.

                     CAPITAL STRUCTURE/PATRONAGE DIVIDENDS
                     -------------------------------------

As of December 29, 2001, all of Roundy's outstanding Class A (Voting) Common Stock is beneficially owned by the owners ("stockholder-customers") of 101 retail grocery stores serviced by Roundy's. These stockholder-customers, who own approximately 66% of the combined total of Class A Common and Class B Common, may receive patronage dividends from Roundy's based on the level of their purchases from Roundy's. Approximately 34% of the outstanding combined Class A Common and Class B Common Stock is held by employees or former customers of Roundy's and, although they participate in the accumulation of equity in the Company, they do not receive patronage dividends and do not own any Class A Common. Roundy's is obligated by Article 5 of its By-Laws, as amended, to pay a patronage dividend to its stockholder-customers out of and based upon the net earnings from business done by Roundy's with such stockholder-customers in any fiscal year in an amount which would reduce the net income of the Company to such amount as will result in an increase of 8% in the book value of outstanding Roundy's stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level is not reached, no patronage dividends will be paid for that year. The patronage dividend is payable at least 20% in cash and the remainder in Class B Common. Patronage dividends for fiscal 2001, 2000 and 1999 were generally payable 30% in cash and 70% in Class B Common.

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

Roundy's subsidiaries do not operate as cooperatives. The customers serviced by these wholesaler subsidiaries are independent grocers, operating 688 retail stores. They do not receive patronage dividends.

                          WHOLESALE FOOD DISTRIBUTION
                          ---------------------------

The Company distributes a broad range of food and nonfood products to its customers and to Company-owned retail stores. The Company has seven product lines: dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products. The Company sells brand name merchandise of unrelated manufacturers, including most nationally advertised brands. In addition, the Company sells numerous products under private and controlled labels, including but not limited to "Roundy's," "Old Time," "Shurfine" and "Buyers' Choice." Private label product sales for the Company accounted for $250,188,000, $203,030,000 and $182,855,000 of the Company's sales during fiscal 2001, 2000 and 1999, respectively. The Company has no long-term purchase commitments and management believes that the Company is not dependent upon any single source of supply. No source of supply accounted for more than 9% of the Company's purchases in fiscal 2001.

As described above, Roundy's, not including its subsidiaries, has historically operated on a cooperative basis with respect to its wholesale food distribution business. Roundy's cooperative operations accounted for approximately 22% of the Company's consolidated net sales and service fees for fiscal 2001, 27% for fiscal 2000 and 40% for fiscal 1999. At December 29, 2001, Roundy's had 55 stockholder-customers actively engaged in the retail grocery business, operating a total of 101 retail grocery stores. Roundy's cooperative wholesale food business is focused primarily in Wisconsin, where all but 3 of the 101 retail grocery stores are located (3 are in Illinois). At December 29, 2001, the Company (including its subsidiaries) had 789 independent retail food store customers. Sales by the Company to the independent retail food stores accounted for 38%, 43% and 48% of the Company's consolidated net sales and service fees for fiscal 2001, 2000 and 1999, respectively.

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers.
In a 14 state area the Company serviced 101 retail grocery stores operated by its stockholder-customers, 688 retail stores operated by non-stockholders and 61 Company-owned and operated retail stores during fiscal 2001. Of the Company's consolidated net sales and service fees for this period, $536,985,900 or 15.6% was attributable to five customers. Approximately 76% or 648 retail stores purchased less than $3,000,000 each from the Company in fiscal 2001. 127 customers owned more than one retail food store, with one customer owning 34 retail food stores.

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

Loans outstanding as of December 29, 2001 were as follows:

                                        Outstanding
             Number                       Balance          Range of      Range of
               of        Original          as of           Interest      Maturity
              Loans       Amount     December 29,2001        Rates         Dates
             ------      --------    ----------------      --------      --------

Inventory
Equipment
Loans        91          $22,382,500    $9,931,200        Variable(1)   2002-2011

     (1)  Variable rates based on the Company's cost of borrowing.

The Company's guarantees of customer leases amounted to $793,500 at December 29, 2001.

The Company has a lease program under which it may in its discretion lease store sites and equipment for sublease to qualified customers. This enables customers to compete with large grocery store chains for store sites at favorable rates. The Company presently has such real estate and equipment leases with lease terms from 2002 to 2023. Aggregate lease rentals received under this program were $21,818,400, $23,282,700 and $23,312,300 in fiscal
2001, 2000 and 1999, respectively.

Marketing and Distribution of Products
--------------------------------------

The Company generally distributes its various product lines by a fleet of 285 tractor cabs and 791 trailers and some products are shipped direct from manufacturers to customer locations. Most customers order for their stores on a weekly basis and receive deliveries from one to five days a week. Orders are generally transmitted directly to a warehouse computer center for prompt assembly and dispatch of shipments.

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

Terms of Sales and Bad Debt Experience
--------------------------------------

The Company renders statements to its customers on a weekly basis to coincide with regular delivery schedules. Roundy's accounts of single store owners are considered delinquent if not paid on the statement date. Accounts of multiple store owners are considered delinquent if not paid within three days of the statement date. Accounts of Roundy's subsidiaries are considered delinquent if not paid within seven days of the statement date. The majority of accounts are collected via the Automated Clearing-House ("ACH") System. Delinquent accounts are charged interest at the rate of prime plus 5%, computed on a daily basis. During each of the past three fiscal years, the Company's bad debt expense has been less than 0.1% of sales. In 2001, 2000 and 1999, the Company's bad debt (reduction)/expense was $(8,300), $(822,200) and $1,596,100, respectively.

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

                              RETAIL FOOD STORES
                              ------------------

The Company operates two types of corporate retail stores (high volume-limited service warehouse stores and conventional retail stores). The high volume-limited service warehouse stores are designated as "Pick 'n Save" or "Park & Save" which generally offer, at discount prices, complete food and general merchandise lines to the customer, emphasizing higher demand items, with stores ranging from 33,000 to 131,000 square feet per store. Conventional retail stores operated under the names "Copps," "Park & Shop" or "Orchard Foods" generally emphasize full service to the customer at competitive prices. These stores range from 10,000 to 86,000 square feet. The number of stores operated by the Company at the end of its three most recent fiscal years were as follows:


        Type of Store               2001     2000     1999
----------------------------        ----     ----     ----
High Volume-Limited Service
Stores......................         35       37       14
Conventional Retail Stores..         26        6        9

Sales by Company-operated stores during the three most recent fiscal years were $1,377,133,300, $891,666,200, and $323,857,300 for fiscal 2001, 2000 and
1999, respectively. The additional volume of wholesale sales generated by the retail stores owned and operated by the Company helps to reduce the overhead of the business and increases the Company's return to its stockholders.

                                   EMPLOYEES
                                   ---------

At December 29, 2001, the Company employed 1,414 full-time executive, administrative and clerical employees, 1,651 warehouse and processing employees and drivers, 4,210 retail employees, and had 6,176 part-time employees. Substantially all of the Company's warehouse employees, drivers and retail employees are represented by unions, with contracts expiring in 2002 through 2005. The Company considers its employee relations to be normal. There have been no significant work stoppages during the last five years. Substantially all full-time employees are covered by group life, accident, and health and disability insurance.

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

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses, which market their products directly to retailers, including companies having greater assets and larger sales volume than the Company. The Company's customers and the Company-owned stores also compete at the retail level with several chain store organizations, which have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national and international businesses. The Company's success is in large part dependent upon the ability of its independent retail customers to compete with larger grocery store chains.

In the Milwaukee area, the "Pick 'n Save" group, which consists of both independently-owned and Company-owned stores, continues to be the market share leader with 57% of households in the Milwaukee metropolitan statistical area purchasing "most of their groceries" from "Pick 'n Save" as reported in the Milwaukee Journal Consumer Analysis Survey taken in the Fall of 2001.

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

Factors that could cause actual results to differ materially from those contemplated include:

Wholesale Business Risks
------------------------
The Company's sales and earnings at wholesale are dependent on the Company's ability to retain existing customers and attract new customers, as well as its ability to control costs. Certain factors could adversely impact the Company's results, including: decline of its independent retailer customer base due to competition and other factors; loss of corporate retail sales due to increased competition and other risks detailed more fully below; consolidations of retailers or competitors; increased self-distribution by chain retailers; increase in operating costs; the possibility that the Company will incur additional costs and expenses due to further investment in, or consolidation of, distribution centers; and entry of new or non-traditional distribution systems into the industry.

Retail Business Risks
---------------------
The Company's retail segment faces risks which may prevent the Company from maintaining or increasing retail sales and earnings including: competition from other retail chains, supercenters, non-traditional competitors, and emerging alternative formats; operating risks of certain strategically important retail operations; and adverse impact from the entry of other retail chains, supercenters and non-traditional or emerging competitors into markets where the Company has a retail concentration.

Litigation
----------
The Company is involved in various litigation matters arising in the normal course of business. While the Company believes that it is currently not subject to any material litigation, the costs and other effects of legal and administrative cases and proceedings and settlements are impossible to predict with certainty. The current environment for litigation involving food wholesalers may increase the risk of litigation being commenced against the Company. The Company would incur the costs of defending any such litigation whether or not any claim had merit.


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

Wholesale activities are conducted by the Company from the following warehouses:

                                                                   Approximate
                                                                    Warehouse
     Location                Products Distributed                 Square Footage
--------------------         -----------------------              --------------
Wauwatosa, Wisconsin         All product lines,                   745,000 (O)
(four facilities)            except nonfood products              310,000 (L)

Mazomanie, Wisconsin         Dry groceries and                    225,000 (L)
                             nonfood products

Stevens Point, Wisconsin     All product lines                    446,000 (O)
(two facilities)

Westville, Indiana           All product lines,                   683,000 (O)
                             except nonfood
                             products

Lima, Ohio                   All product lines,                   515,000 (O)
(two facilities)             except produce and                   118,000 (L)
                             nonfood products

Eldorado, Illinois           Dry grocery products                 384,000 (O)

Evansville, Indiana          Frozen food, meat                    136,000 (O)
                             and dairy products

Van Wert, Ohio               Nonfood products                     122,000 (L)

Muskegon, Michigan           All product lines,                   215,000 (O)
                             except produce,
                             frozen food, and
                             nonfood products

                    O = Owned               L = Leased

In addition to the above, as of December 29, 2001, the Company operates 61 retail grocery stores, ranging from 10,000 to 131,000 square feet. These facilities are primarily leased.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations.

Transportation
--------------

The Company's transportation fleet for distribution operations as of December 29, 2001 consisted of 285 tractor cabs, 791 trailers and 8 straight delivery trucks. In addition, the Company owns or leases 75 automobiles and 32 vans. The fleet is primarily owned by the Company.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


                                    PART II
                                    -------

ITEM 5.  Market for the Registrant's Common Equity and Related
         -----------------------------------------------------
         Stockholder Matters.
         --------------------

The transfer of shares of Roundy's Class A Common and Roundy's Class B
Common is substantially restricted, and there is no established public trading market for Roundy's stock. As of December 29, 2001, all of the outstanding shares of Roundy's Class A (voting) Common Stock were held of record by the Roundy's, Inc. Voting Trust. Further information on the Voting Trust is found in Item 12 of this report. There is also no established public trading market for Roundy's Voting Trust Certificates and there were 55 holders of such Certificates on December 29, 2001. On December 29, 2001 an aggregate of 189 persons held shares of Roundy's Class B Common Stock and/or Voting Trust Certificates. Except for patronage dividends (see Item 1, Business, and Note
3 to Roundy's consolidated financial statements), no dividends have ever been paid on the Common Stock of Roundy's. There is no intention of paying dividends, other than patronage dividends, in the foreseeable future.

ITEM 6.  Selected Financial Data.
         ------------------------

The information required by this Item is incorporated by reference from the Registrant's Annual Report to Stockholders for the fiscal year ended December 29, 2001 (the "Annual Report") under the caption "Selected Financial Data."

ITEM 7.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operation.
         -------------------------

The information required by this Item is incorporated by reference from the Annual Report under the caption "Financial and Operational Review."

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          -----------------------------------------------------------

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

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

The Directors and Executive Officers of Roundy's are as follows:

                                         Position(s) Held with Roundy's and
Name                         Age         Business Experience for the Past Five Years
------------------------     ---         -------------------------------------------
Gerald F. Lestina            59          President and Chief Executive
                                         Officer since 1995; Director since
                                         1991 (term expires 2002)

Londell J. Behm              51          Vice President of Advertising since 1987

Ralph D. Beketic             55          Vice President - Wholesale since 1996

David C. Busch               53          Vice President of Administration
                                         since 1993

Gary L. Fryda                49          Vice President of Corporate Retail
                                         since 2000; President and Chief
                                         Executive Officer of Mega Marts,
                                         Inc. 1987-2000


Larry C. Goddard             47          Vice President of MIS since 2001;
                                         Director of Technical Support and
                                         Operations 1998-2001; Vice President
                                         of Worldwide Sales, Allen Systems
                                         Group 1997

Edward G. Kitz               48          Vice President, Secretary &
                                         Treasurer since 1995

Charles H. Kosmaler, Jr.     59          Vice President of Planning and
                                         Information Services since 1999;
                                         Vice President of Logistics and
                                         Planning 1993-1998

John E. Paterson             54          Vice President of Distribution since 1997

Robert D. Ranus              61          Vice President and Chief Financial
                                         Officer since 1987; Director since
                                         1987 (term expires 2003)

Michael J. Schmitt           53          Vice President - Sales and
                                         Development since 1995

Marion H. Sullivan           55          Vice President of Marketing since 1989

Robert E. Bartels            64          Director since 1994 (term expires 2003);
                                         President and Chief Executive Officer of
                                         Martin's Super Markets, Inc.,
                                         South Bend, Indiana

Charles R. Bonson            55          Director since 1994 (term expires 2003);
                                         President of Bonson's Foods, Inc.,
                                         Eagle River, Wisconsin

Robert S. Gold               59          Director since 1998 (terms expires 2004);
                                         President and Stockholder of B. & H. Gold
                                         Corporation, Gold's Market, Inc., Gold's,
                                         Inc. and Gold's of Mequon, LLC in Brown
                                         Deer, Milwaukee, Grafton and Mequon, Wisconsin

Bronson J. Haase             57          Director since 2001 (term expires 2004);
                                         Retired (former President and CEO,
                                         Wisconsin Gas Company); Director of
                                         Marcus Corporation

Henry Karbiner, Jr.          61          Director since 1999 (term expires 2002);
                                         Chairman, President and Director of both
                                         Tri City National Bank and Tri City
                                         Bankshares Corporation, Oak Creek, Wisconsin

Patrick D. McAdams           52          Director since 1995 (term expires 2004);
                                         General Manager and Treasurer of
                                         McAdams, Inc., Wales, Wisconsin

George E. Prescott           54          Director since 1999 (term expires 2002);
                                         Chairman and Chief Executive Officer of
                                         Prescott's Supermarket, Inc.,
                                         West Bend, Wisconsin

Gary R. Sarner               55          Director since 1997 (term expires 2004);
                                         Chairman and Chief Executive Officer of
                                         Total Logistic Control, LLC since 1996

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

ITEM 11. Executive Compensation.
         -----------------------

The following table shows the compensation for the past three years of Roundy's six most highly compensated executive officers performing policy making functions for Roundy's, including the Chief Executive Officer (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation(2)
                             ----------------------
                                                          Long-Term
                                                         Compensation         All
                                                         ------------        Other
Name and                                                  Securities         Compen-
Principal                                                 Underlying         sation
Position               Year    Salary (1)     Bonus         Options            (3)
-------------------    ----    ----------    -------     ------------        -------
Gerald F. Lestina      2001    $500,000      $188,125          -             $161,165
President and Chief    2000     475,000       166,250          -               21,522
Executive Officer      1999     410,231       126,646          -               16,101

Robert D. Ranus        2001     250,000        94,063          -               82,276
Vice President and     2000     240,000        84,000          -               12,933
Chief Financial        1999     232,500        69,283          -               11,961
Officer

Gary L. Fryda          2001     332,500          -             -                6,440
Vice President of      2000 (4) 249,375          -             -                3,202
Corporate Retail       1999 (4)    -             -             -                  -

Ralph D. Beketic       2001     225,000        84,656          -               81,339
Vice President-        2000     210,000        73,500          -               19,104
Wholesale              1999     195,077        59,598          -               15,391

Marion H. Sullivan     2001     200,000        75,250          -               66,921
Vice President of      2000     190,000        66,500          -               11,970
Marketing              1999     180,000        53,638          -               10,991

Michael J. Schmitt     2001     200,000        75,250          -               66,600
Vice President -       2000     190,000        66,500          -               11,768
Sales & Development    1999     172,616        53,638          -                9,298

(1) Includes amounts (if any) deferred pursuant to Roundy's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) The amounts shown in this column include the following: (i) Term life insurance premiums paid by Roundy's for Mr. Lestina ($7,802 in 2001, $8,395 in 2000 and $7,625 in 1999); for Mr.
     Ranus ($8,195 in 2001, $6,820 in 2000 and $6,613 in 1999); for
     Mr. Fryda ($976 in 2001 and $1,092 in 2000); for Mr. Beketic ($8,994 in 2001, $10,451 in 2000 and $9,419 in 1999); for Mr.
     Sullivan ($6,004 in 2001, $5,815 in 2000 and $5,844 in 1999);
     and for Mr. Schmitt ($3,099 in 2001, $3,501 in 2000 and $3,329
     in 1999); (ii) Roundy's contributions to the 401(k) plan for Mr. Lestina ($5,250 in 2001, $4,500 in 2000 and $5,000 in
     1999); for Mr. Ranus ($5,250 in 2001, $5,250 in 2000 and
     $5,000 in 1999); for Mr. Fryda ($5,250 in 2001 and $2,110 in
     2000); for Mr. Beketic ($5,141 in 2001, $4,500 in 2000 and
     $4,450 in 1999); for Mr. Sullivan ($4,500 in 2001, $4,500 in
     2000 and $4,452 in 1999); and for Mr. Schmitt ($5,250 in 2001,
     $5,100 in 2000 and $4,579 in 1999); (iii) estimated above-
     market portion of interest accrued on amounts deferred under the Roundy's Deferred Compensation Plan (see "Deferred Compensation Plan" below) for Mr. Lestina ($12,974 in 2001, $8,627 in 2000 and $3,476 in 1999); for Mr. Ranus ($1,262 in
     2001, $863 in 2000 and $348 in 1999); for Mr. Fryda ($214 in
     2001); for Mr. Beketic ($6,272 in 2001, $4,153 in 2000 and
     $1,522 in 1999); for Mr. Sullivan ($2,293 in 2001, $1,655 in
     2000 and $695 in 1999); and for Mr. Schmitt ($4,127 in 2001,
     $3,167 in 2000 and $1,390 in 1999); and (iv) dollar value of Awards under the Roundy's Inc. 2001 Incentive Compensation Plan for 2001 only (see "2001 Incentive Compensation Plan" below) for Mr. Lestina, $135,139; for Mr. Ranus, 67,569; for Mr. Fryda, $0; for Mr. Beketic, $60,932; for Mr. Sullivan, $54,124; and for Mr. Schmitt, $54,124.
(4)  Mr. Fryda's employment with Roundy's began April 1, 2000.

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

Deferred Compensation Plan
--------------------------
The Company established a Deferred Compensation Plan (the "Plan"), applicable to officers who have been elected by the Board of Directors, ("Elected Officers"), to assist the Elected Officers in deferring income until their retirement, death, or other termination of employment. The Plan participants may make deferral commitments that are not less than $10,000 over a period of not more than 7 years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Company's Board of Directors approve an amount in excess of that limit. For 2001, the Board of Directors approved an annual deferral of $276,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. The Company established a Trust to hold assets to be used to pay benefits under the Plan, however, the rights of any participant, beneficiary or estate to benefits under the Plan are solely those of an unsecured creditor of the Company. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's Designated Beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a ten year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the Plan.

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

Employment Agreement
--------------------
Roundy's has an employment agreement with Gary L. Fryda, which expires on April 1, 2005. The agreement requires Mr. Fryda to perform certain services for the Company as Vice President of Corporate Retail and provides Mr. Fryda with an annual salary of $332,500 for the term of the agreement. Mr. Fryda is also entitled to participate in certain employee benefit programs, which are made generally available by the Company to its executives from time to time. During the employment period and for a period of two years after a termination of employment (under certain circumstances) Mr. Fryda agrees not to compete with the Company based on certain terms described in the agreement.

Other
-----
Pursuant to a resolution of the Board of Directors of Roundy's, if Mr. Ranus ceases to be employed by Roundy's (including by reason of his death) at any time after attaining age 55 (he is currently 61) and while he is then an officer and a director of Roundy's (unless employment is terminated for "good cause"), Roundy's will provide coverage for Mr. Ranus, his spouse and son under the employee health, medical and life insurance plans maintained by Roundy's for its executive personnel, until, in addition to other parameters, the deaths of Mr. Ranus, his spouse and son.

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

Option/SAR Grants
-----------------
None of the Named Executive Officers were granted stock options or SARs during fiscal 2001.

Option/SAR Exercises
--------------------
The following table provides information on the Named Executive Officers' option and SAR exercises in 2001 and the value of unexercised options at December 29, 2001.

                                                                 Number of
                                                                Unexercised
                          Shares                                 (A)Options                   Value ($) of
                         Acquired                                 (B)SARs                 Unexercised In-The
                        on Exercise                             at 12/29/01                Money (A)Options
                        (A)Options           Value($)           Exercisable/              (B)SARs at 12/29/01
Name                      (B)SARs            Realized           Unexercisable            Exercisable/Unexercisable(1)
------------------      -----------          --------           -------------            ----------------------------
Gerald F. Lestina       (A)   -                  -              21,500/ -                2,104,725            -
                        (B)   -                  -                    -                       -               -

Robert D. Ranus         (A)   -                  -              10,500/ -                1,179,425            -
                        (B)   -                  -                    -                       -               -

Gary L. Fryda           (A)   -                  -                    -                       -               -
                        (B)   -                  -                    -                       -               -

Ralph D. Beketic        (A)   -                  -               2,000/ -                  194,925            -
                        (B)   -                  -               2,000/ -                  207,225            -

Marion H. Sullivan      (A)   -                  -               1,500/ -                  172,825            -
                        (B)   -                  -               2,500/ -                  271,775            -

Michael J. Schmitt      (A)   -                  -               3,500/ -                  383,025            -
                        (B)   -                  -               1,500/ -                  172,825            -

(1) Based upon the $170.20 book value of Roundy's, Inc. Common Stock on
    December 29, 2001.

2001 Incentive Compensation Plan
--------------------------------
The Company established the 2001 Incentive Compensation Plan (the "2001 Plan") which is intended to recognize and reward the contributions of key employees of the Company and its Subsidiaries to the success of the Company, by providing both an annual cash bonus and long-term incentive compensation tied to the growth of the Company's stockholders' equity. Under the annual bonus component of the 2001 Plan the Board of Directors (the "Board") establishes performance criteria and bonus levels annually. Following the end of each fiscal year, the Board awards cash bonuses based on the Company's achievement of the performance criteria. Under the long-term incentive component of the 2001 Plan the Board adopts a performance criterion consisting of a designated percentage of the annual increase in the book value of the Company's stock. Following the end of each fiscal year, the Board awards Performance Units
(the "Units") based on the performance criterion, to the 2001 Plan participants based on the Company's achievement of certain minimum performance criteria.
The value of a Unit is equal to the book value per share of the Company's stock at the end of each fiscal year. One-third (1/3) of the Units vest at the end of each of the next three fiscal years following the fiscal year for which the Units were awarded. Payment for vested Units is made as promptly as practical after the book value of the Company stock as of fiscal year-end has been determined. All Units vest upon a change of control. On February
26, 2002, the Board awarded 4,010 Units at a value of $170.20 per Unit for an aggregate award valued at $682,502. These are the only Units outstanding and no Units are currently vested. Messrs. Lestina, Ranus, Beketic, Schmitt and Sullivan were awarded 794, 397, 358, 318 and 318 Units, respectively.

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

The following table sets forth the estimated annual pensions (before deduction of the Social Security offset described below) which persons in specified categories would receive if they had retired on December 29, 2001, at the age of 65:
-------------------------------------------------------------------------------

Average Annual                          Annual Pension After Specified
 Compensation                              Years of Credited Service
 During Last
Five Completed
Calendar Years      10 Years      15 Years      20 Years      25 Years     30 Years     35 Years
------------------------------------------------------------------------------------------------
$100,000            $20,000       $30,000       $40,000       $50,000      $55,000      $60,000
 125,000             25,000        37,500        50,000        62,500       68,800       75,000
 150,000             30,000        45,000        60,000        75,000       82,500       90,000
 175,000             32,700        49,100        65,500        81,800       90,000       98,200
 200,000             32,800        49,200        65,600        82,000       90,200       98,400
 225,000             32,800        49,200        65,600        82,000       90,200       98,400
 250,000             33,000        49,900        66,900        83,800       92,500      101,100
 300,000             34,400        54,700        75,000        95,300      107,400      118,700
 400,000             35,000        56,900        78,900       100,800      114,500      127,100
 450,000             35,000        56,900        78,900       100,800      114,500      127,100
 500,000             35,000        56,900        78,900       100,800      114,500      127,100


All of the Named Executive Officers are covered by the Roundy's, Inc. Retirement Plan. Their average annual compensation would be the combined amount listed under Salary and Bonus shown in the Summary Compensation Table. The estimated credited years of service for each of the Named Executive Officers is as follows: Mr. Lestina: 32 years, Mr. Ranus: 15 years,
Mr. Fryda: 12 years, Mr. Beketic: 11 years, Mr. Sullivan: 14 years, and Mr. Schmitt: 24 years.

Supplemental Plan
-----------------
Messrs. Lestina, Ranus, Beketic and Sullivan participate in the Roundy's, Inc. Supplemental Employee Retirement Plan (the "Supplemental Plan") which is designed to supplement the retirement benefits which are payable through the Roundy's, Inc. Retirement Plan (the "Retirement Plan"), so that the effects of the limitation on compensation under the Retirement Plan due to Section 401(a)(17) of the Internal Revenue Code are eliminated. The benefit under the Supplemental Plan is equal to the difference between (i) 50% of the participant's final average annual earnings for the last 5 years and (ii) the value of the participant's benefits under the Retirement Plan, payable in the form of a 15 year term certain annuity. A survivor benefit is payable to the participant's beneficiary. The Company established a Trust to hold assets to be used to pay benefits under the Supplemental Plan, however, the rights of any participant, beneficiary or estate to benefits under the Supplemental Plan are solely those of an unsecured creditor of Roundy's. Roundy's has purchased life insurance policies on the lives of the participants to fund its liabilities under the Supplemental Plan.

Directors Compensation
----------------------
Directors who are employees of Roundy's receive no fees for serving as Directors. Customer-directors each received $500 per meeting during 2001; outside directors each received $15,000, prorated on an annual basis, plus $500 per Board of Directors meeting plus $500 per committee meeting not held the same day as a Board of Directors meeting for their services during 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
Roundy's is authorized by its Articles of Incorporation to issue 60,000 shares of Class A Common, $1.25 par value, and 2,400,000 shares of Class B Common, $1.25 par value. On December 29, 2001, 10,100 shares of Class A Common and 1,010,919 shares of Class B Common were outstanding.

Roundy's has a Voting Trust (the "Trust") which was established in August, 1971 (was amended and restated in 1983 and was further amended in 1986 and 1995), as the successor to an initial voting trust created at the time Roundy's was organized. The Trust has an indefinite term, although it may be terminated upon the vote of the Voting Trust Certificate Holders as provided therein. The main purpose for the establishment of the Trust, and its predecessor, was to insure the stability of management necessary to obtain long-term warehouse and other financing. As of March 18, 2002, all of the outstanding shares of Roundy's Class A Common held by current stockholder-customers were on deposit in the Trust. The Voting Trust Agreement authorizes the Trustees to vote all shares deposited in the Trust, in their discretion, for the election of all but four of the Directors (there are currently ten Directors). On other matters submitted to a vote of stockholders (including the election of one Retailer Director each year and two every three years), the Trustees are required to vote the shares deposited in the Trust as a block as directed by a vote of the holders of outstanding Voting Trust Certificates (with each share of Class A Common in the Trust entitling the depositor thereof to one vote).

The Trustees of the Trust currently are Victor C. Burnstad, Gary N. Gundlach, Michael W. Copps, Edward G. Kitz, Gerald F. Lestina, David J. Spiegelhoff, and Robert R. Spitzer. Mr. Lestina is President and Chief Executive Officer of Roundy's, Inc., and is a member of Roundy's Board of Directors. Mr. Kitz is Vice President, Secretary and Treasurer of Roundy's, Inc. Mr. Burnstad is President and Stockholder of Burnstad Bros., Inc., a stockholder-customer of Roundy's. Mr. Gundlach is the owner of Pick 'n Save retail stores in Columbus, DeForest, Fort Atkinson, Madison, McFarland, Stoughton and Sun Prairie, Wisconsin, and is a stockholder-customer of Roundy's. Mr. Spiegelhoff is Vice President of Spiegelhoff Super Food Market, Inc., a stockholder-customer of Roundy's. In the event of the death, resignation, incapacity or inability of any of the Trustees, a Successor Trustee may be named by a majority of the remaining Trustees.

Vacancies need not be filled, except that there must be at least three Trustees acting as such at all times, and one Trustee must always be a stockholder-customer (or a principal of an entity which is a stockholder-customer) of Roundy's.

The following table sets forth the beneficial ownership of equity securities of Roundy's as of March 18, 2002, by (i) each Director; (ii) each Named Executive Officer; (iii) all Directors and Executive Officers as a group;
(iv) each person who is known to the Company to be the beneficial owner of 5% or more of Class A Common Stock, which is the Company's only class of voting securities and (v) each person who is known to the Company to be the beneficial owner of 5% or more of Class B Common Stock. Except as set forth in the table below, no other person (or group who, directly or indirectly, through any relationship, has or shares the power to vote, or to direct the voting) owns of record or is known by Roundy's to own beneficially more than 5% of the outstanding Roundy's Voting Trust Certificates representing shares of Class A Common, or of the outstanding Class B Common.


                                        Beneficial Ownership (1)
                                   ------------------------------------
                                   Class A Common     Class B   Common
                                   ---------------    -----------------
                                   Number  Percent    Number    Percent
                                     of      of         of        of
                                   Shares   Class     Shares     Class
                                             (2)                  (2)
                                   ---------------    -----------------
Woodman's Food Market, Inc. (4)    900     9.09%      105,474   10.09%
Robert A. Farrell                   (3)      (3)       60,763    5.81%
McAdams, Inc. (5)                  700     7.07%       89,669    8.57%
Gerald F. Lestina (6)               (3)      (3)       24,606    2.31%
Robert D. Ranus (7)                 (3)      (3)       14,925    1.41%
Gary L. Fryda                       (3)      (3)          834     *
Bronson J. Haase                    (3)      (3)          329     *
Henry Karbiner, Jr.                 (3)      (3)          834     *
Robert E. Bartels (8)               (3)      (3)        5,750     *
Gary R. Sarner                      (3)      (3)        2,167     *
George E. Prescott (9)             700     7.07%       97,705    9.34%
Gary N. Gundlach (10)              700     7.07%       38,693    3.70%
David J. Spiegelhoff (11)          500     5.05%       38,119    3.65%
Robert S. Gold (12)                400     4.04%       46,123    4.41%
Charles R. Bonson (13)             200     2.02%       24,015    2.30%
Patrick D. McAdams (5)             700     7.07%       89,669    8.57%
Ralph D. Beketic (14)               (3)      (3)        2,000     *
Marion H. Sullivan (15)             (3)      (3)        1,500     *
Michael J. Schmitt (16)             (3)      (3)        5,817     *
All Directors and Executive
Officers as a Group (17)         2,000    20.20%      328,324   30.06%

( 1) Direct ownership except as otherwise noted, and except that all shares of Class A Common Stock shown in the table are owned of record by the Trustees of the Roundy's, Inc. Voting Trust.
( 2) Asterisk (*) denotes less than 1%.
( 3) The Class A Common may only be held by the owners
     ("stockholder-customers") of retail grocery stores serviced by Roundy's.
( 4) Voting and investment power over the shares owned by Woodman's
     Food Market, Inc., whose address is 2919 North Lexington, Janesville, Wisconsin 53545, is solely held by its owner, Willard R. Woodman, Jr.
( 5) Voting and investment power over the shares owned by McAdams, Inc., whose address is W320 S1807 State Road 83, Wales, Wisconsin 53183, is solely held by its owner, John A. McAdams. The shares shown for Patrick D. McAdams reflect all shares owned by McAdams, Inc. of which Patrick D. McAdams is General Manager and Treasurer.
( 6) Includes options for 21,500 shares that are exercisable within
     60 days of March 18, 2002.
( 7) Includes options for 10,500 shares that are exercisable within
     60 days of March 18, 2002.
( 8) Includes 3,949 shares owned by Martin's Super Markets, Inc., of which Mr. Bartels is President and shareholder.
( 9) Includes 700 shares of Class A Common Stock and 58,835 shares of Class B Common Stock owned by Prescott's Supermarkets, Inc. of which Mr. Prescott is the principal shareholder; also includes 31,811 shares of Class B Common Stock owned by Crestview Investments, LLP; also includes 7,059 shares of Class B Common Stock held in certain Trusts for the benefit of certain members of Mr. Prescott's family, as to which 38,870 shares Mr. Prescott disclaims beneficial ownership.
(10) Relates to shares owned by Gary N. Gundlach, as sole proprietor of GEM, Inc. of which Mr. Gundlach is principal shareholder.
(11) Relates to shares owned by Spiegelhoff's Super Food Market, Inc. of which Mr. Spiegelhoff is a shareholder.
(12) Relates to shares owned by Robert S. Gold, as a sole proprietor, and B. & H. Gold Corp., Gold's Market, Inc., Gold's, Inc. and Gold's of Mequon, LLC, of which Mr. Gold is principal shareholder.
(13) Relates to shares owned by Bonson's Foods, Inc. of which Mr. Bonson is principal shareholder.
(14) Includes options for 2,000 shares that are exercisable within 60 days of March 18, 2002.
(15) Includes options for 1,500 shares that are exercisable within 60 days of March 18, 2002.
(16) Includes options for 3,500 shares that are exercisable within 60 days of March 18, 2002.
(17) The group of directors and executive officers who control stockholder-customers and therefor may beneficially own Class A Common (see Note (3)) consists of four (4) persons: Messrs. Bonson, Gold, McAdams and Prescott. The group of directors and executive officers who own or may own Class B Common consists of nineteen (19) persons. The total shown for Class B Common for the group includes options for 46,500 shares that are exercisable within 60 days of March 18, 2002.

ITEM 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

Merchandise Purchases and Other Transactions.
---------------------------------------------
Certain of the Roundy's, Inc. Directors, Retailer Trustees of the Roundy's, Inc. Voting Trust, and owners of more than 5% of the outstanding Voting
Trust Certificates as of March 18, 2002 own and/or operate retail food stores which purchase merchandise from the Company. The Company also engages in certain other transactions with such retail food stores and other affiliates of such persons. All of such merchandise purchases are made from the Company, and all such other transactions are engaged in, in the ordinary course of business and on the same basis and conditions as merchandise purchases and other similar transactions between the Company and its other stockholder-customers. The following table and the notes thereto set forth certain information about such transactions:


                                    Merchandise Purchases (Amount)
                                                 2001
                                           ---------------
Robert E. Bartels (1)                      $156,000,000
Charles R. Bonson (2)                        19,335,800
Victor C. Burnstad (3)                       20,717,100
Robert S. Gold (4)                           72,837,100
Gary N. Gundlach (5)                         75,666,100
Patrick D. McAdams/
  McAdams, Inc. (6)                         108,274,100
David J. Spiegelhoff (7)                     51,602,900
George E. Prescott/
  Prescott Supermarkets, Inc. (8)           116,928,600
Woodman's Food Market, Inc.                  57,587,300
Gary R. Sarner (9)                               n/a

1.  Through Martin's Super Markets, Inc.

2. Through Bonson's of Waupaca, LLC; Bonson's of Waupaca, LLC is currently subleasing land and buildings from the Company for six years for an annual rental of approximately $137,400. In June 1998, Bonson's Foods, Inc. issued promissory notes to Roundy's, Inc. in the amount of $500,000. The amount outstanding as of December 29, 2001 was $333,300.

3. Through Burnstad Bros., Inc.; Burnstad Bros., Inc. is currently subleasing land and a building from the Company for a period of approximately one year, for an annual rental of approximately $44,000.

4. Through B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC; B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC are currently subleasing land and buildings from the Company for periods of four to twenty-two years at four store sites, for an aggregate annual rental of approximately $1,917,600.

5. Through retail grocery stores owned by Mr. Gundlach as sole proprietor and Maple Grove Supermarkets, LLC; Mr. Gundlach and Maple Grove Supermarkets, LLC are currently subleasing land and buildings from the Company for periods of seven to eighteen years at five store sites, for an aggregate annual rental of approximately $1,481,700.

6. Through McAdams, Inc.; McAdams, Inc. is currently subleasing land and buildings from the Company for periods of eight and nine years at two store sites, for an aggregate annual rental of approximately $554,800.

7. Through Spiegelhoff's Super Food Market, Inc.; Spiegelhoff's
   Super Food Market, Inc. is currently subleasing land and buildings from the Company for periods of five to nineteen years at five store sites for an aggregate annual rental of approximately $1,629,500.

8. Through Prescott Supermarkets, Inc.; Prescott Supermarkets,
   Inc. is currently subleasing land and buildings from the Company for periods of three to fifteen years at six store sites, for an aggregate annual rental of approximately
   $2,293,700.

9. The Company made payments in fiscal 2001 aggregating
   $3,549,000 for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.

                                    PART IV
                                    -------

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)(1)    Financial Statements

The following consolidated financial statements of the Company are incorporated by reference from its Annual Report to Stockholders for the year ended December 29, 2001, filed as an exhibit hereto:

     Independent Auditors' Report
     Statements of Consolidated Earnings for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000 Consolidated Balance Sheets at December 29, 2001 and
          December 30, 2000
     Statements of Consolidated Stockholders' Equity and Comprehensive Income for the years ended December 29, 2001, December 30, 2000 and January 1, 2000
     Statements of Consolidated Cash Flows for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000
     Notes to Consolidated Financial Statements

(a)(2)    Financial Statement Schedules for the years ended
          December 29, 2001, December 30, 2000 and January 1, 2000

                                                        Page
                                                        ----
          Independent Auditors' Report.................  29

          Schedule VIII - Valuation and qualifying
                          Accounts.....................  30

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)    Exhibits

2.1   Asset Purchase Agreement by and between the Registrant
      and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File
      No. 002-94984.
2.2   Stock Purchase Agreement dated March 31, 2000, by and
      among Roundy's, Inc. and the record and beneficial
      owners of all of the issued and outstanding shares of
      capital stock of Mega Marts, Inc. incorporated herein
      by reference to Exhibit 2.2 of Registrant's Form 8-K
      dated April 14, 2000, filed with the Commission on
      April 14, 2000, Commission File No. 002-94984.
2.3   Asset Purchase Agreement dated March 31, 2000, by and
      among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc.
      incorporated herein by reference to Exhibit 2.3 of
      Registrant's Form 8-K dated April 14, 2000, filed with
      the Commission on April 14, 2000, Commission File No.
      002-94984.
2.4   Share Exchange Agreement dated May 18, 2001, by and
      between Roundy's, Inc. and The Copps Corporation
      herein by reference to Exhibit 2.4 of Registrant's
      Form 8-K dated May 19, 2001, filed with the Commission
      on June 1, 2001, Commission File No. 002-94984.
3.1   Articles of Incorporation of the Registrant, as
      amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2
      (File No. 002-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended February 24, 1998,
      incorporated herein by reference to Exhibit 3.2 of
      Registrant's Annual Report on Form 10-K for fiscal
      year ended January 3, 1998, filed with the Commission
      on April 2, 1998, Commission File No. 002-94984.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees,
      incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 002-
      94984 (included as Exhibit D to the Prospectus which
      forms a part of the Registration Statement).
4.2   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      Prospectus which forms a part of the Registration
      Statement).
4.3   Form of Subscription Agreement, incorporated by
      reference to Exhibit 4.14 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with
      the Commission on January 30, 1995 (included as
      Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4   Form of Buying Deposit Agreement, incorporated by
      reference to Exhibit 4.15 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with
      the Commission on January 30, 1995 (included as
      Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on
      February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the Commission
      on April 28, 1998 (included as Exhibit C to the
      Prospectus which forms a part of the Registration
      Statement).
4.7   $170,000,000 Revolving Loans, $130,000,000 Term Loan
      Amended and Restated Credit Agreement among Roundy's,
      Inc., The Lenders, Bank One, Wisconsin, As Agent,
      Harris Trust and Savings Bank and National City Bank
      as Co-Syndication Agents, Firstar Bank N.A. and M&I
      Marshall & Ilsley Bank as Co-Documentation Agents, and
      Banc One Capital Markets, Inc. as Lead Arranger and
      Sole Book Runner, dated as of May 18, 2001
      incorporated herein by reference to Exhibit 4.7 of
      Registrant's Form 8-K dated May 19, 2001, filed with
      the Commission on June 1, 2001, Commission File No.
      002-94984.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with the
      Commission on March 30, 1984, Commission File No. 002-
      66296 and 002-94984.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated
      herein by reference to Exhibit 9(a) of Registrant's
      Registration Statement on Form S-2 (File No. 002-
      66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on
      Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(c) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(d) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated April 26, 1996.
10.1  Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus,
      Beketic, Sullivan and Schmitt, incorporated herein by
      reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a)
      Amendment to Deferred Compensation Agreement between
      the Registrant and certain executive officers including
      Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by
      reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 002-66296 and 002-94984.
10.2(a)
      Declarations page for renewal through November 1,
      2002 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of
      Registrant's Registration Statement on Form S-2 dated
      April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5 1991 Stock Incentive Plan, as amended October 24, 2000 incorporated herein by reference to Exhibit 10.5 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March
      29, 2001, Commission File No. 002-94984.
10.6  Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of
      Registrant's Form 10-Q for the quarterly period ended October
      3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7  Amendment to Severance and Non-Competition Agreement
      between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-
      94984.
10.8  Form of Second Amendment to Deferred Compensation
      Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the
      Commission on November 10, 1998, Commission File No. 002-94984.
10.9  Roundy's, Inc. Supplemental Employee Retirement Plan for
      certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit
      10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999, Commission No. 002-94984.
10.10 Asset Purchase Agreement by and between the
      Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.11 Stock Purchase Agreement dated March 31, 2000, by
      and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000
      filed with the Commission on April 14, 2000, Commission File
      No. 002-94984.
10.12 Asset Purchase Agreement dated March 31, 2000, by
      and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit 2.3 of
      Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13 Employment Contract between the Registrant and Gary
      L. Fryda dated March 31, 2000, incorporated herein by
      reference to Exhibit 10.11 of registrant's Form 8-K dated
      April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.14 2001 Incentive Compensation Plan.  FILED HEREWITH.
10.15 Share Exchange Agreement dated May 18, 2001, by and
      between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's Form 8-K dated May
      19, 2001, filed with the Commission on June 1, 2001,
      Commission File No. 002-94984.
13    Portions of 2001 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by
      reference, the Annual Report to Stockholders shall not
      be deemed to be filed with the Securities and Exchange
      Commission as part of this Annual Report on Form 10-K)
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.
(b)   Reports on Form 8-K.
      There were no reports filed on Form 8-K for the thirteen weeks ended December 29, 2001.

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of Roundy's, Inc.:

We have audited the consolidated financial statements of Roundy's, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000, and for each of the three years in the period ended December 29, 2001, and have issued our report thereon dated February 26, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Roundy's, Inc. and subsidiaries, listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2002

                                                              SCHEDULE VIII

                              ROUNDY'S, INC. AND SUBSIDIARIES
                              ===============================

                                   VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------

                                   COLUMN          COLUMN          COLUMN          COLUMN          COLUMN       COLUMN
                                      A               B               C               D               E           F
-----------------------------------------------------------------------------------------------------------------------

                                                  ADDITIONS
                                                  ---------

                                   Balance      Charged(Credited)   Charged                                    Balance
                                   Beginning         to Cost        To Other      Deductions      Business      At End
Description                        Of Period        & Expenses      Accounts         (A)         Acquisition   of Period
------------------------------------------------------------------------------------------------------------------------
YEAR ENDED December 29, 2001:
Allowance for Losses
Current receivables                $5,728,800      $820,700           -               $15,900      $487,800   $7,021,400
Notes receivable, long-term         2,129,000      (829,000)          -                   -            -       1,300,000

YEAR ENDED December 30, 2000:
Allowance for Losses
Current receivables                $5,509,800    $4,185,800           -            $3,966,800          -      $5,728,800
Notes receivable, long-term         7,137,000    (5,008,000)          -                   -            -       2,129,000

YEAR ENDED January 1, 2000:
Allowance for Losses
Current receivables                $6,361,600    $  474,100           -            $1,325,900          -      $5,509,800
Notes receivable, long-term         6,015,000     1,122,000           -                   -            -       7,137,000

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

Date:  March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

ROBERT E. BARTELS                       GERALD F. LESTINA
---------------------------             ----------------------------
Robert E. Bartels                       Gerald F. Lestina
March 19, 2002                          March 19, 2002
(Director)                              (Director)

CHARLES R. BONSON                       PATRICK D. MCADAMS
---------------------------             ----------------------------
Charles R. Bonson                       Patrick D. McAdams
March 19, 2002                          March 19, 2002
(Director)                              (Director)

ROBERT S. GOLD                          GEORGE E. PRESCOTT
---------------------------             ----------------------------
Robert S. Gold                          George E. Prescott
March 19, 2002                          March 19, 2002
(Director)                              (Director)

BRONSON J. HAASE                        ROBERT D. RANUS
---------------------------             ----------------------------
Bronson J. Haase                        Robert D. Ranus
March 19, 2002                          March 19, 2002
(Director)                              (Director)

HENRY KARBINER, JR.                     GARY R. SARNER
---------------------------             ----------------------------
Henry Karbiner, Jr.                     Gary R. Sarner
March 19, 2002                          March 19, 2002
(Director)                              (Director)

                        SUPPLEMENTAL INFORMATION TO BE
                         FURNISHED WITH REPORTS FILED
                          PURSUANT TO SECTION 15(d)
                          OF THE ACT BY REGISTRANTS
                     WHICH HAVE NOT REGISTERED SECURITIES
                      PURSUANT TO SECTION 12 OF THE ACT



Registrant's annual report to securityholders for the year ended December 29, 2001 is incorporated by reference in this report.

Registrant does not furnish proxy-soliciting material to its securityholders.

INDEX TO EXHIBITS

Exhibit                           Description
-------                           --------------
2.1   Asset Purchase Agreement by and between the Registrant
      and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File
      No. 002-94984.
2.2   Stock Purchase Agreement dated March 31, 2000, by and
      among Roundy's, Inc. and the record and beneficial
      owners of all of the issued and outstanding shares of
      capital stock of Mega Marts, Inc. incorporated herein
      by reference to Exhibit 2.2 of Registrant's Form 8-K
      dated April 14, 2000, filed with the Commission on
      April 14, 2000, Commission File No. 002-94984.
2.3   Asset Purchase Agreement dated March 31, 2000, by and
      among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc.
      incorporated herein by reference to Exhibit 2.3 of
      Registrant's Form 8-K dated April 14, 2000, filed with
      the Commission on April 14, 2000, Commission File No.
      002-94984.
2.4   Share Exchange Agreement dated May 18, 2001, by and
      between Roundy's, Inc. and The Copps Corporation
      herein by reference to Exhibit 2.4 of Registrant's
      Form 8-K dated May 19, 2001, filed with the Commission
      on June 1, 2001, Commission File No. 002-94984.
3.1   Articles of Incorporation of the Registrant, as
      amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2
      (File No. 002-94485) dated December 5, 1984.
3.2   By-Laws of the Company as amended February 24, 1998,
      incorporated herein by reference to Exhibit 3.2 of
      Registrant's Annual Report on Form 10-K for fiscal
      year ended January 3, 1998, filed with the Commission
      on April 2, 1998, Commission File No. 002-94984.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees,
      incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the
      Commission on March 26, 1997, Commission File No. 002-
      94984 (included as Exhibit D to the Prospectus which
      forms a part of the Registration Statement).
4.2   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      Prospectus which forms a part of the Registration
      Statement).
4.3   Form of Subscription Agreement, incorporated by
      reference to Exhibit 4.14 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with
      the Commission on January 30, 1995 (included as
      Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4   Form of Buying Deposit Agreement, incorporated by
      reference to Exhibit 4.15 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with
      the Commission on January 30, 1995 (included as
      Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on
      February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the Commission
      on April 28, 1998 (included as Exhibit C to the
      Prospectus which forms a part of the Registration
      Statement).
4.7   $170,000,000 Revolving Loans, $130,000,000 Term Loan
      Amended and Restated Credit Agreement among Roundy's,
      Inc., The Lenders, Bank One, Wisconsin, As Agent,
      Harris Trust and Savings Bank and National City Bank
      as Co-Syndication Agents, Firstar Bank N.A. and M&I
      Marshall & Ilsley Bank as Co-Documentation Agents, and
      Banc One Capital Markets, Inc. as Lead Arranger and
      Sole Book Runner, dated as of May 18, 2001
      incorporated herein by reference to Exhibit 4.7 of
      Registrant's Form 8-K dated May 19, 2001, filed with
      the Commission on June 1, 2001, Commission File No.
      002-94984.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference
      to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with the
      Commission on March 30, 1984, Commission File No. 002-
      66296 and 002-94984.
9(a)  Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated
      herein by reference to Exhibit 9(a) of Registrant's
      Registration Statement on Form S-2 (File No. 002-
      66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on
      Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(c) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(d) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated April 26, 1996.
10.1  Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus,
      Beketic, Sullivan and Schmitt, incorporated herein by
      reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a)
      Amendment to Deferred Compensation Agreement between
      the Registrant and certain executive officers including
      Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by
      reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 002-66296 and 002-94984.
10.2(a)
      Declarations page for renewal through November 1,
      2002 of Directors and Officers Liability and
      Corporation Reimbursement Policy.  FILED HEREWITH.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of
      Registrant's Registration Statement on Form S-2 dated
      April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5 1991 Stock Incentive Plan, as amended October 24, 2000 incorporated herein by reference to Exhibit 10.5 of
      Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March
      29, 2001, Commission File No. 002-94984.
10.6  Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of
      Registrant's Form 10-Q for the quarterly period ended October
      3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7  Amendment to Severance and Non-Competition Agreement
      between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-
      94984.
10.8  Form of Second Amendment to Deferred Compensation
      Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the
      Commission on November 10, 1998, Commission File No. 002-94984.
10.9  Roundy's, Inc. Supplemental Employee Retirement Plan for
      certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit
      10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999, Commission No. 002-94984.
10.10 Asset Purchase Agreement by and between the
      Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.11 Stock Purchase Agreement dated March 31, 2000, by
      and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000
      filed with the Commission on April 14, 2000, Commission File
      No. 002-94984.
10.12 Asset Purchase Agreement dated March 31, 2000, by
      and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit 2.3 of
      Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13 Employment Contract between the Registrant and Gary
      L. Fryda dated March 31, 2000, incorporated herein by
      reference to Exhibit 10.11 of registrant's Form 8-K dated
      April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.14 2001 Incentive Compensation Plan.  FILED HEREWITH.
10.15 Share Exchange Agreement dated May 18, 2001, by and
      between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's Form 8-K dated May
      19, 2001, filed with the Commission on June 1, 2001,
      Commission File No. 002-94984.
13    Portions of 2001 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by
      reference, the Annual Report to Stockholders shall not
      be deemed to be filed with the Securities and Exchange
      Commission as part of this Annual Report on Form 10-K)
21    Subsidiaries of Roundy's, Inc.  FILED HEREWITH.
(b)   Reports on Form 8-K.
      There were no reports filed on Form 8-K for the thirteen weeks ended December 29, 2001.