Form 10-Q
period 2002-03-30
ROUNDYS INC
filed 2002-04-23
CIK 314423

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2002
                               --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at March 30, 2002
-----------------------------        -----------------------------

Common Stock, $1.25 par value

Class A (Voting)                            9,900 Shares
Class B (Non-voting)                    1,045,749 Shares

                                ROUNDY'S, INC.

                                    INDEX



                                                              Page No.
                                                              --------

PART I.    Financial Information:

           Condensed Consolidated Balance Sheets -                3
              March 30, 2002 and December 29, 2001

           Condensed Statements of Consolidated Earnings -        4
              Thirteen Weeks Ended
              March 30, 2002 and March 31, 2001

           Condensed Statements of Consolidated Cash Flows -      5
              Thirteen Weeks Ended March 30, 2002
              and March 31, 2001

           Notes to Condensed Consolidated Financial Statements   6

           Management's Discussion and Analysis of                9
              Results of Operations and Financial
              Condition

PART II.   Other Information                                     11

SIGNATURES                                                       12

                         PART I. FINANCIAL INFORMATION
                        ROUNDY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 30, 2002 and December 29, 2001
                                  (Unaudited)

                                             March 30, 2002   December 29, 2001
                                             --------------   -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............        $ 48,714,400      $ 45,516,500
  Notes and accounts receivable, less
    allowance for losses, $6,745,300
    and $7,021,400, respectively.......          82,154,400        74,783,900
  Merchandise inventories..............         228,967,000       247,567,100
  Prepaid expenses.....................          15,037,700        17,749,900
  Deferred income tax benefits.........           9,693,000         9,693,000
                                               ------------      ------------
    Total Current Assets...............         384,566,500       395,310,400
                                               ------------      ------------

OTHER ASSETS:
  Goodwill - net.......................         114,131,400       113,616,200
  Other assets - net...................           3,809,600         3,790,000
  Notes receivable, less allowance for
    losses $1,300,000..................           5,325,400         5,686,000
  Other real estate....................           6,082,300         6,019,100
                                               ------------      ------------
    Total Other Assets.................         129,348,700       129,111,300
                                               ------------      ------------
PROPERTY AND EQUIPMENT - Net...........         263,685,400       270,088,700
                                               ------------      ------------
                                               $777,600,600      $794,510,400
                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt.        $ 34,217,000      $ 27,717,000
  Accounts payable.....................         220,193,800       243,649,300
  Accrued expenses.....................          99,086,600        97,688,300
  Income taxes.........................           8,308,300         1,315,600
                                               ------------      ------------
    Total Current Liabilities..........         361,805,700       370,370,200

LONG-TERM DEBT, LESS CURRENT MATURITIES         180,778,000       200,831,500
OTHER LIABILITIES......................          42,368,400        42,981,600
DEFERRED INCOME TAXES..................             885,000           591,000
                                               ------------      ------------
    Total Liabilities..................         585,837,100       614,774,300
                                               ------------      ------------

REDEEMABLE CLASS B COMMON STOCK........           9,244,100         9,244,100
                                               ------------      ------------

STOCKHOLDERS' EQUITY:
  Common Stock:
    Voting (Class A)...................              12,400            12,600
    Non-Voting (Class B)...............           1,421,300         1,377,800
                                               ------------      ------------
      Total Common Stock...............           1,433,700         1,390,400

 Patronage dividends payable in common
    stock..............................                             5,950,000
 Additional paid-in capital............          51,638,200        45,753,500
 Reinvested earnings...................         156,093,000       144,392,600
                                               ------------      ------------
      Total............................         209,164,900       197,486,500
 Less:Treasury stock, at cost
   (145,615 Class B Shares)............          18,327,500        18,327,500
   Accumulated other comprehensive loss           8,318,000         8,667,000
                                               ------------      ------------
      Total Stockholders' Equity.......         182,519,400       170,492,000
                                               ------------      ------------
                                               $777,600,600      $794,510,400
                                               ============      ============

See Notes to Condensed Consolidated Financial Statements.

                        ROUNDY'S, INC. AND SUBSIDIARIES
                        ===============================
                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                 ---------------------------------------------

                           FOR THE THIRTEEN WEEKS ENDED
                        March 30, 2002 AND March 31, 2001

                                    (UNAUDITED)


                                Thirteen Weeks Ended

                             March 30, 2002    March 31, 2001
                             --------------    --------------
REVENUES:
Net sales and service fees     $880,201,300      $717,739,900
Other - net...............          386,800           477,400
                               ------------      ------------

                                880,588,100       718,217,300
                               ------------      ------------
COSTS AND EXPENSES:
Cost of sales.............      730,790,100       611,106,200
Operating and Administrative    126,183,200        93,235,200
Interest..................        3,726,100         4,269,000
                               ------------      ------------

                                860,699,400       708,610,400
                               ------------      ------------

EARNINGS BEFORE INCOME TAXES     19,888,700         9,606,900

PROVISION FOR INCOME TAXES        8,154,400         4,131,000
                               ------------      ------------

NET EARNINGS..............     $ 11,734,300      $  5,475,900
                               ============      ============


See Notes to Condensed Consolidated Financial Statements.

                    ROUNDY'S, INC. AND SUBSIDIARIES
                    ================================
             CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
             -----------------------------------------------
    FOR THE THIRTEEN WEEKS ENDED March 30, 2002 AND March 31, 2001
                              (UNAUDITED)

                                                      Thirteen Weeks Ended
                                                March 30, 2002   March 31, 2001
                                                --------------   --------------
 Cash Flows From Operating Activities:
  Net earnings...............................      $11,734,300     $  5,475,900
 Adjustments to reconcile net earnings to net
  cash flows provided by (used in) operating
  activities:
  Depreciation and amortization..............       10,198,400        8,966,900
  Decrease in allowance for losses...........         (282,400)
  Loss(gain) on sale of property and equipment          32,600          (24,300)
(Increase)decrease in operating assets:
  Notes and accounts receivable..............       (7,088,100)       2,984,700
  Merchandise inventories....................       18,600,100        4,837,000
  Prepaid expenses...........................        2,712,200          867,000
  Other assets...............................         (680,200)        (334,700)
 Increase(decrease) in operating liabilities:
  Accounts payable...........................      (23,455,500)     (28,658,300)
  Accrued expenses...........................        1,398,300       (3,391,300)
  Income taxes...............................        6,992,700        1,233,000
  Other liabilities..........................           29,800          568,200
                                                   -----------     ------------
 Net cash flows provided by (used in)
   operating activities......................       20,192,200       (7,475,900)
                                                   -----------     ------------

 Cash Flows From Investing Activities:
  Capital expenditures.......................       (3,701,900)      (3,879,600)
  Proceeds from sale of property and
    equipment and other productive assets....           19,600          141,300
  Other real estate..........................          (63,200)         (33,800)
  Decrease in notes receivable...............          360,600        1,016,100
                                                   -----------     ------------
 Net cash flows used in investing activities.       (3,384,900)      (2,756,000)
                                                   -----------     ------------

 Cash Flows From Financing Activities:
  Proceeds from long-term borrowings.........                         5,000,000
  Reductions in debt.........................      (13,553,500)      (1,962,200)
  Proceeds from sale of common stock.........              300
  Common stock purchased.....................          (56,200)        (647,500)
                                                   -----------      -----------
 Net cash flows (used in) provided by
   financing activities......................      (13,609,400)       2,390,300
                                                   -----------      -----------
 Net increase(decrease) in cash and cash
   equivalents...............................        3,197,900       (7,841,600)
 Cash and cash equivalents, beginning of
   period....................................       45,516,500       39,893,300
                                                   -----------      -----------
 Cash and cash equivalents, end of period....      $48,714,400     $ 32,051,700
                                                   ===========      ===========
 Cash paid during the period: - Interest           $ 3,728,000     $  3,727,700
                              - Income Taxes         1,161,700        2,931,400
 Supplemental Noncash Financing Activities:
  Increase/(decrease) Interest
    rate swap liability, net of tax                   (349,000)       2,876,000

See Notes to Condensed Consolidated Financial Statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------

1) In the opinion of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 30, 200 2 and December 29, 2001 and the consolidated results of operations for the thirteen weeks ended March 30, 2002 and March 31, 2001, and changes in consolidated cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001. Certain amounts previously reported have been reclassified to conform to the current presentation.

2) The consolidated results of operations for the thirteen weeks ended March 30, 2002 and March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

3) Earnings per share are not presented because they are not deemed to be meaningful.

4) Class B common stock that is subject to redemption is reflected outside of stockholders' equity. As of March 30, 2002 and December 29, 2001, 54,313 shares were subject to redemption. The Class B common stock subject to redemption is payable over a five year period based upon the book value at the preceding fiscal year-end.

5) During 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This pronouncement relates to the income statement classification of sales incentives and requires that the Company classify certain sales promotions offered to its retail customers as a reduction of net sales (versus cost of sales as previously recorded). The Company has adopted this pronouncement effective December 30, 2001. Net sales and service fees and cost of sales have been reduced by approximately $16.4 million and $12.9 million for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively.

6) In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives recorded for acquisitions completed subsequent to June 30, 2001 no longer be amortized and the amortization of goodwill and intangible assets with indefinite useful lives recorded for acquisitions completed prior to June 30, 2001 cease upon adoption of the statement. Instead, the carrying value of goodwill and intangible assets with indefinite useful lives will be evaluated for impairment on an annual basis. The Company adopted SFAS No. 142 on December 30, 2001.

     In connection with the adoption of SFAS No. 142, the Company is required to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. As of March 30, 2002, the Company has not completed this first step of the transitional goodwill impairment test.

     As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net income to that which would have resulted for the three months ended March 31, 2001 if SFAS No. 142 had been adopted effective December 31, 2000.


               Net Income..........................      $5,475,900
                  Goodwill amortization, net of tax         877,900
                                                         ----------
               Pro Forma net income................      $6,353,800
                                                         ==========

     Goodwill as of March 30, 2002 and December 29, 2001:

               Balance as of December 29, 2001         $113,616,200
               Purchase Accounting Adjustment               515,200
                                                       ------------

               Balance as of March 30, 2002            $114,131,400
                                                       ============

     Other intangible assets at March 30, 2002 and December 29, 2001 were immaterial.


7) Comprehensive income for the thirteen weeks ended March 30, 2002 and March 31, 2001 was $12,083,300 and $2,599,900, respectively.

8) Segment Reporting. The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company's wholesale distribution segment sells to both Company-owned and independent retail food stores, while the retail segment sells directly to the consumer.

     Eliminations represent the activity between wholesale and Company-owned retail stores. Inter-segment revenues are recorded at amounts consistent with those charged to independent retail stores.

     Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, notes receivable, transportation equipment, corporate office facilities and equipment.


                                                Thirteen Weeks Ended
                                          March 30, 2002   March 31, 2001
                                          --------------   --------------
NET SALES AND SERVICE FEES:
  Wholesale ..................              $735,373,700     $632,050,400
  Retail......................               384,714,600      256,730,000
  Eliminations................              (239,887,000)    (171,040,500)
                                            ------------     ------------
     TOTAL....................              $880,201,300     $717,739,900
                                            ============     ============

EARNINGS BEFORE DEPRECIATION AND
 AMORTIZATION:
  Wholesale...................              $ 18,775,000     $ 13,561,700
  Retail......................                12,855,800        6,239,900
  Corporate...................                (1,543,700)      (1,227,800)
                                            ------------     ------------
     TOTAL....................              $ 30,087,100     $ 18,573,800
                                            ============     ============


                                          March 30, 2002    December 29, 2001
                                          --------------    -----------------
IDENTIFIABLE ASSETS:
  Wholesale...................              $357,070,100       $366,851,300
  Retail......................               323,815,500        325,025,700
  Corporate...................                96,715,000        102,633,400
                                            ------------       ------------
     TOTAL....................              $777,600,600       $794,510,400
                                            ============       ============

9) Subsequent Event Disclosure. The Board of Directors of Roundy's, Inc. has authorized a Share Exchange Agreement between Roundy's and Roundy's Acquisition Corp. ("Buyer"), a subsidiary of Willis Stein
     & Partners III, L.P. pursuant to which the Buyer will acquire all of the issued and outstanding common stock of Roundy's.

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

A summary of the period to period changes in the principal items included in the condensed statements of consolidated earnings is shown below:

                                     Comparison of
                              13 Weeks Ended March 30, 2002
                                     and March 31, 2001
                              -----------------------------
                                  Increase/(Decrease)
                              -----------------------------

Net sales and service fees       $162,461,400    22.6%
Cost of sales                     119,683,900    19.6
Operating and admin. expenses      32,948,000    35.3
Interest expense                     (542,900)  (12.7)
Earnings before income taxes       10,281,800   107.0

Net sales and service fees increased approximately $162.5 million during the first quarter of 2002 as compared to the first quarter of 2001. The loss of wholesale customers resulted in a decrease of approximately $7.7 million. The closing or sale of three Company-owned stores resulted in a decrease of approximately $5.8 million. Acquired Company-owned stores and a related wholesale distribution center resulted in increases of approximately $119.8 million and $13.6 million, respectively. Sales by existing Company-owned stores increased $14.0 million. Sales to new and existing wholesale customers increased $28.6 million, net.

Cost of sales approximated 83.0% and 85.1% of net sales and service fees for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. This lower cost of sales percentage is primarily due to the higher concentration of retail store business. Cost of sales for the wholesale segment approximated 91.5% and 91.6% of wholesale net sales and service fees for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. Cost of sales for the retail segment approximated 76.4% and 78.1% of retail net sales and service fees for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. This percentage decrease is primarily due to the acquisition of retail stores that have higher gross profit margins.

Operating and administrative expenses approximated 14.3% and 13.0% of net sales and service fees for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. This higher operating and administrative percentage is primarily due to the acquisition of and the increased concentration in Company-owned retail stores. Operating and administrative expenses for the wholesale segment approximated 6.2% and 6.5% of wholesale net sales and service fees for the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively. Operating and administrative expenses for the retail segment approximated 20.8% and 20.1% of retail net sales and service fees for the thirteen weeks ended
March 30, 2002 and March 31, 2001, respectively.

Interest expense decreased primarily as a result of the lower average debt outstanding combined with favorable borrowing rates during the quarter.

No patronage dividends were declared or accrued as of March 30, 2002. The Company's By-Laws require that, to the extent permitted by the Internal Revenue Code, patronage dividends be paid out of earnings from business done with stockholder-customers in an amount which will reduce net earnings of the Company to such amount as will result in an eight percent increase in the book value of its common stock.

The income tax rate used for calculating the provision for income taxes for the interim periods was 41.0% and 43.0% in 2002 and 2001, respectively. The decrease in the income tax rate was due primarily to the elimination of non-deductible goodwill with the adoption of SFAS No. 142.


Liquidity and Capital Resources
-------------------------------

The Company's current ratio decreased slightly from 1.07:1 at December 29, 2001 to 1.06:1 at March 30, 2002. The consolidated long-term debt including current maturities to equity ratio at March 30, 2002 and December 29, 2001 was 1.12:1 and 1.27:1, respectively.

Stockholders' equity, including redeemable common stock, increased approximately $12.0 million due to reinvested earnings of $11.7 million and an accumulated other comprehensive income adjustment of $0.3 million.

The Company believes that its cash flow from operations together with other available sources of funds will be adequate to meet its financing requirements.

<PAGE.

                           II. OTHER INFORMATION
                           ---------------------


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits -
          None.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the thirteen weeks ended March 30, 2002. However, on April 16, 2002, the Company filed a Form 8-K stating that on April 9, 2002, Roundy's, Inc. issued a Press Release announcing the execution of a definitive Share Exchange Agreement between Roundy's, Inc. and Roundy's Acquisition Corp., an affiliate of Willis Stein & Partners III, L.P. providing for the purchase of all (100%) of Roundy's, Inc. by Roundy's Acquisition Corp.

                                SIGNATURES
                                ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        ROUNDY'S, INC.
                                        --------------
                                        (Registrant)





Date: April 23, 2002                    ROBERT D. RANUS
      --------------                    ---------------
                                        Robert D. Ranus
                                        Vice President and
                                        Chief Financial Officer
                                       (Principal Financial Officer)