Form 10-K/A
period 2001-12-29
ROUNDYS INC
filed 2002-05-14
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          FORM 10-K/A Amendment No. 1



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

                      DOCUMENTS INCORPORATED BY REFERENCE

       Documents                        Form 10-K Reference
       ---------                        --------------------
       Portions of Annual Report to     Part II, Items 6, 7, 8
       Stockholders for the year
       ended December 29, 2001

This Amendment is filed to include restated amounts which reflect the reclassification of certain incentive payments to retailers as a reduction of net sales and service fees (instead of as cost of sales). This reclassification is required by Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration by a Vendor to a Customer or a Reseller of the Vendor's Product, which has been adopted by the Company as of December 30, 2001. Reference is made to Note 1 of "Notes to the Consolidated Financial Statements" for a further discussion of the restatements.

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

The Company's primary marketing objective is to be the principal source of supply to both its stockholder-customers and other independent retailers.
In a 14 state area the Company serviced 101 retail grocery stores operated by its stockholder-customers, 688 retail stores operated by non-stockholders and 61 Company-owned and operated retail stores during fiscal 2001. Of the Company's consolidated net sales and service fees for this period, $520,992,600 or 15.4% was attributable to five customers. Approximately 76% or 648 retail stores purchased less than $3,000,000 each from the Company in fiscal 2001. 127 customers owned more than one retail food store, with one customer owning 34 retail food stores.

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


                                    Merchandise Purchases (Amount)
                                                 2001
                                           ---------------
Robert E. Bartels (1)                      $151,353,800
Charles R. Bonson (2)                        18,759,900
Victor C. Burnstad (3)                       20,100,100
Robert S. Gold (4)                           70,667,800
Gary N. Gundlach (5)                         73,412,500
Patrick D. McAdams/
  McAdams, Inc. (6)                         105,049,300
David J. Spiegelhoff (7)                     50,066,000
George E. Prescott/
  Prescott Supermarkets, Inc. (8)           113,446,100
Woodman's Food Market, Inc.                  55,872,200
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

(a)(3)    Exhibits

2.1 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File
      No. 002-94984.
2.2 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
2.3 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc.
      incorporated herein by reference to Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No.
      002-94984.
2.4 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's
      Form 8-K dated May 19, 2001, filed with the Commission on June 1, 2001, Commission File No. 002-94984.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2
      (File No. 002-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 002-94984.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 002-
      94984 (included as Exhibit D to the Prospectus which forms a part of the Registration Statement).
4.2   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      Prospectus which forms a part of the Registration
      Statement).
4.3 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as
      Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as
      Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998 (included as Exhibit C to the
      Prospectus which forms a part of the Registration
      Statement).
4.7   $170,000,000 Revolving Loans, $130,000,000 Term Loan
      Amended and Restated Credit Agreement among Roundy's,
      Inc., The Lenders, Bank One, Wisconsin, As Agent,
      Harris Trust and Savings Bank and National City Bank as Co-Syndication Agents, Firstar Bank N.A. and M&I
      Marshall & Ilsley Bank as Co-Documentation Agents, and
      Banc One Capital Markets, Inc. as Lead Arranger and
      Sole Book Runner, dated as of May 18, 2001 incorporated herein by reference to Exhibit 4.7 of Registrant's Form 8-K dated May 19, 2001, filed with the Commission on June 1, 2001, Commission File No.
      002-94984.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 002-
      66296 and 002-94984.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's
      Registration Statement on Form S-2 (File No. 002-
      66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on
      Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(c) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(d) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated April 26, 1996.
10.1 Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a)
      Amendment to Deferred Compensation Agreement between the Registrant and certain executive officers including
      Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 002-66296 and 002-94984.
10.2(a)
      Declarations page for renewal through November 1, 2002 of Directors and Officers Liability and
      Corporation Reimbursement Policy. Incorporated by reference to Exhibit 10.2(a) to the Registrant's
      Annual Report of Form 10-K for the fiscal year ended
      December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-2 dated
      April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5 1991 Stock Incentive Plan, as amended October 24, 2000 incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March
      29, 2001, Commission File No. 002-94984.
10.6 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of Registrant's Form 10-Q for the quarterly period ended October
      3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.8  Form of Second Amendment to Deferred Compensation
      Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.9 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit
      10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999, Commission No. 002-94984.
10.9(a)
      Amendment to Supplemental Employee Retirement Plan.  FILED
      HEREWITH.
10.10 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.11 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File
      No. 002-94984.
10.12 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13 Employment Contract between the Registrant and Gary
      L. Fryda dated March 31, 2000, incorporated herein by reference to Exhibit 10.11 of registrant's Form 8-K dated
      April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.14 2001 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
10.15 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's Form 8-K dated May
      19, 2001, filed with the Commission on June 1, 2001,
      Commission File No. 002-94984.
13    Portions of 2001 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by reference, the Annual Report to Stockholders shall not be deemed to be filed with the Securities and Exchange
      Commission as part of this Annual Report on Form 10-K/A).
      FILED HEREWITH.
21 Subsidiaries of Roundy's, Inc. Incorporated by reference to Exhibit 21 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
(b)   Reports on Form 8-K.
      Current Report on Form 8-K filed April 15, 2002 relating to the issuance on April 9, 2002 of a Press Release announcing the execution of a definitive Share Exchange Agreement between Roundy's, Inc. and Roundy's Acquisition Corp., an affiliate of Willis Stein & Partners III, L.P. providing for the acquisition of all (100%) of Roundy's, Inc. by Roundy's Acquisition Corp.

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


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 26, 2002, except for Note 1 and 15, as to which the date is May 14, 2002

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

Date:  May 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (constituting a majority of the Board of Directors) on behalf of the Registrant and in the capacities and on the dates indicated:

ROBERT E. BARTELS                       GERALD F. LESTINA
---------------------------             ----------------------------
Robert E. Bartels                       Gerald F. Lestina
May 14, 2002                            May 14, 2002
(Director)                              (Director)

CHARLES R. BONSON                       PATRICK D. MCADAMS
---------------------------             ----------------------------
Charles R. Bonson                       Patrick D. McAdams
May 14, 2002                            May 14, 2002
(Director)                              (Director)

                                        GEORGE E. PRESCOTT
---------------------------             ----------------------------
Robert S. Gold                          George E. Prescott
May 14, 2002                            May 14, 2002
(Director)                              (Director)

BRONSON J. HAASE                        ROBERT D. RANUS
---------------------------             ----------------------------
Bronson J. Haase                        Robert D. Ranus
May 14, 2002                            May 14, 2002
(Director)                              (Director)

HENRY KARBINER, JR.                     GARY R. SARNER
---------------------------             ----------------------------
Henry Karbiner, Jr.                     Gary R. Sarner
May 14, 2002                            May 14, 2002
(Director)                              (Director)

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

Registrant does not furnish proxy-soliciting material to its securityholders.

INDEX TO EXHIBITS

Exhibit                           Description
-------                           --------------
2.1 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File
      No. 002-94984.
2.2 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
2.3 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc.
      incorporated herein by reference to Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No.
      002-94984.
2.4 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's
      Form 8-K dated May 19, 2001, filed with the Commission on June 1, 2001, Commission File No. 002-94984.
3.1 Articles of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit
      4.1 of Registrant's Registration Statement on Form S-2
      (File No. 002-94485) dated December 5, 1984.
3.2 By-Laws of the Company as amended February 24, 1998, incorporated herein by reference to Exhibit 3.2 of Registrant's Annual Report on Form 10-K for fiscal year ended January 3, 1998, filed with the Commission on April 2, 1998, Commission File No. 002-94984.
4.1   Policy Relating to Redemption of Stock by Inactive
      Customer Shareholders and Former Employees, incorporated herein by reference to Exhibit 4.1 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996, filed with the Commission on March 26, 1997, Commission File No. 002-
      94984 (included as Exhibit D to the Prospectus which forms a part of the Registration Statement).
4.2   Policy Regarding Issuance and Sales of Roundy's, Inc.
      Stock, incorporated herein by reference to Exhibit
      4.11 of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505) filed with the Commission on
      January 30, 1995 (included as Exhibit E to the
      Prospectus which forms a part of the Registration
      Statement).
4.3 Form of Subscription Agreement, incorporated by reference to Exhibit 4.14 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as
      Exhibit A to the Prospectus which forms a part of the Registration Statement).
4.4 Form of Buying Deposit Agreement, incorporated by reference to Exhibit 4.15 of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) filed with the Commission on January 30, 1995 (included as
      Exhibit B to the Prospectus, which forms a part of the Registration Statement).
4.5   Article V of Registrant's By-Laws "Fiscal Year
      Accounting and Patronage Rebates," as amended on February 24, 1998, incorporated by reference to
      Exhibit 4.8 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998 (included as Exhibit C to the
      Prospectus which forms a part of the Registration
      Statement).
4.7   $170,000,000 Revolving Loans, $130,000,000 Term Loan
      Amended and Restated Credit Agreement among Roundy's,
      Inc., The Lenders, Bank One, Wisconsin, As Agent,
      Harris Trust and Savings Bank and National City Bank as Co-Syndication Agents, Firstar Bank N.A. and M&I
      Marshall & Ilsley Bank as Co-Documentation Agents, and
      Banc One Capital Markets, Inc. as Lead Arranger and
      Sole Book Runner, dated as of May 18, 2001 incorporated herein by reference to Exhibit 4.7 of Registrant's Form 8-K dated May 19, 2001, filed with the Commission on June 1, 2001, Commission File No.
      002-94984.
9     Amended and Restated Voting Trust Agreement dated
      September 16, 1983, incorporated herein by reference to Exhibit 9 of Registrant's Annual Report on Form 10-
      K for the year ended December 31, 1983, filed with the Commission on March 30, 1984, Commission File No. 002-
      66296 and 002-94984.
9(a) Amendments No. 1 and 2, dated April 8, 1986 to Amended and Restated Voting Trust Agreement, incorporated herein by reference to Exhibit 9(a) of Registrant's
      Registration Statement on Form S-2 (File No. 002-
      66296), dated April 29, 1986.
9(b)  Amendment No. 1987-1 to Amended and Restated Voting
      Trust Agreement, incorporated herein by reference to
      Exhibit 9(b) of Registrant's Registration Statement on
      Form S-2 (File No. 002-66296), dated April 29, 1987.
9(c)  Amendment 1995-1 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(c) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated May 1, 1995.
9(d)  Amendment 1995-2 to the Roundy's, Inc. Voting Trust
      Agreement, incorporated herein by reference to Exhibit
      9(d) of Registrant's Registration Statement on Form S-
      2 (File No. 33-57505), dated April 26, 1996.
10.1 Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to Exhibit 10.1, of Registrant's Registration
      Statement on Form S-2 (File No. 33-57505) dated April 24,
      1997.
10.1(a)
      Amendment to Deferred Compensation Agreement between the Registrant and certain executive officers including
      Messrs. Ranus, Beketic, Sullivan and Schmitt, dated March 31, 1998, incorporated herein by reference to Registrant's Registration Statement on Form S-2 (File No. 33-57505) filed with the Commission on April 28, 1998.
10.2  Directors and Officers Liability and Corporation
      Reimbursement Policy issued by American Casualty
      Company of Reading, Pennsylvania (CNA Insurance
      Companies) as of June 13, 1986, incorporated herein by reference to Exhibit 10.3 of Registrant's Annual
      Report on Form 10-K for the fiscal year ended January
      3, 1987, filed with the Commission on April 3, 1987,
      Commission File No. 002-66296 and 002-94984.
10.2(a)
      Declarations page for renewal through November 1, 2002 of Directors and Officers Liability and
      Corporation Reimbursement Policy. Incorporated by reference to Exhibit 10.2(a) to the Registrant's
      Annual Report of Form 10-K for the fiscal year ended
      December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
10.3  Severance and Non-Competition Agreement dated April
      13, 1998 between the Registrant and Gerald F. Lestina, incorporated herein by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-2 dated
      April 28, 1998, Commission File No. 33-57505.
10.4  Roundy's, Inc. Deferred Compensation Plan, effective
      March 19, 1996, incorporated herein by reference to
      Exhibit 10.5 of Registrant's Registration Statement on
      Form S-2 (File No. 33-57505), dated April 26, 1996.
10.5 1991 Stock Incentive Plan, as amended October 24, 2000 incorporated herein by reference to Exhibit 10.5 of Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March
      29, 2001, Commission File No. 002-94984.
10.6 Form of Stock Appreciation Rights Agreement for certain executive officers including Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.7 of Registrant's Form 10-Q for the quarterly period ended October
      3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.7 Amendment to Severance and Non-Competition Agreement between the Registrant and Gerald F. Lestina, incorporated herein by reference to exhibit 10.8 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.8  Form of Second Amendment to Deferred Compensation
      Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt, incorporated herein by reference to exhibit 10.9 of Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998, Commission File No. 002-94984.
10.9 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Lestina, Ranus, Beketic and Sullivan, incorporated herein by reference to Exhibit
      10.9 of Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999, Commission No. 002-94984.
10.9(a)
      Amendment to Supplemental Employee Retirement Plan.  FILED
      HEREWITH.
10.10 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999, incorporated herein by reference to Exhibit 2.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000, Commission File No. 002-94984.
10.11 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. incorporated herein by reference to
      Exhibit 2.2 of Registrant's Form 8-K dated April 14, 2000 filed with the Commission on April 14, 2000, Commission File
      No. 002-94984.
10.12 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. incorporated herein by reference to Exhibit 2.3 of Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.13 Employment Contract between the Registrant and Gary
      L. Fryda dated March 31, 2000, incorporated herein by reference to Exhibit 10.11 of registrant's Form 8-K dated
      April 14, 2000, filed with the Commission on April 14, 2000, Commission File No. 002-94984.
10.14 2001 Incentive Compensation Plan. Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
10.15 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation herein by reference to Exhibit 2.4 of Registrant's Form 8-K dated May
      19, 2001, filed with the Commission on June 1, 2001,
      Commission File No. 002-94984.
13    Portions of 2001 Annual Report to Stockholders of
      Roundy's, Inc. (except to the extent incorporated by reference, the Annual Report to Stockholders shall not be deemed to be filed with the Securities and Exchange
      Commission as part of this Annual Report on Form 10-K/A).
      FILED HEREWITH.
21 Subsidiaries of Roundy's, Inc. Incorporated by reference to Exhibit 21 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002, Commission File No. 002-94984.
(b)   Reports on Form 8-K.
      Current Report on Form 8-K filed April 15, 2002 relating to the issuance on April 9, 2002 of a Press Release announcing the execution of a definitive Share Exchange Agreement between Roundy's, Inc. and Roundy's Acquisition Corp., an affiliate of Willis Stein & Partners III, L.P. providing for the acquisition of all (100%) of Roundy's, Inc. by Roundy's Acquisition Corp.