Form 10-Q
period 2002-09-28
ROUNDYS INC
filed 2002-12-09
CIK 314423

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2002

OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File Number       333-97623
                      -----------------------------------------------

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

                     (262) 953-7999
---------------------------------------------------------------------
          (Registrant's telephone number, including area code)

                     NOT APPLICABLE
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                      Outstanding at September 28, 2002
------------------------------       ----------------------------------
Common Stock, $0.01 par value                     1,000 Shares



                              ROUNDY'S, INC.

                                   INDEX



                                                                     Page
                                                                      No.
                                                                     ----
PART I.  	Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -                       3
            September 28, 2002 (Successor) and December 29, 2001
            (Predecessor)

         Condensed Statements of Consolidated Income                   4
            Thirteen Weeks Ended September 28, 2002 (Successor)
            Thirteen Weeks Ended September 29, 2001 (Predecessor)
            Period from June 7, 2002 to September 28, 2002(Successor) Period from December 30, 2001 to June 6, 2002(Predecessor) Thirty-nine Weeks Ended September 29, 2001 (Predecessor)

         Condensed Statements of Consolidated Cash Flows-              5
            Period from June 7, 2002 to September 28, 2002(Successor) Period from December 30, 2001 to June 6, 2002(Predecessor) Thirty-nine Weeks Ended September 29, 2001 (Predecessor)

         Notes to Condensed Consolidated Financial Statements          6

         	Item 2.  Management's Discussion and Analysis of      16
                         Financial Condition and Results of Operations

	        Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk                            21

                Item 4.  Controls and Procedures                      21

PART II. Other Information                                            22


         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                           23


                        PART I. ITEM 1.  FINANCIAL INFORMATION
                        --------------------------------------
                           ROUNDY'S, INC. AND SUBSIDIARIES
                           -------------------------------
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         -------------------------------------
                                 (UNAUDITED)

                                                   Successor        Predecessor
                                              ----------------- ----------------
                                              September 28,2002 December 29,2001
                                              ----------------- ----------------
CURRENT ASSETS:
  Cash and cash equivalents                    $    78,585,400   $   45,516,500
  Notes and accounts receivable, less allowance
     for losses, $6,099,700 and $7,021,400,         81,242,400       74,783,900
     respectively
  Merchandise inventories                          241,354,900      247,567,100
  Prepaid expenses                                   7,652,600       17,749,900
  Deferred income tax benefits                      14,760,300        9,693,000
                                              ----------------- ----------------
     Total Current Assets                          423,595,600      395,310,400
                                              ----------------- ----------------
OTHER ASSETS:
  Goodwill - net                                   438,189,400      113,616,200
  Other assets - net                                96,539,200        3,790,000
  Notes receivable, less allowance for
    losses of $1,300,000                             4,471,800        5,686,000
  Other real estate                                  6,070,600        6,019,100
                                              ----------------- ----------------
     Total Other Assets                            545,271,000      129,111,300
                                              ----------------- ----------------
PROPERTY AND EQUIPMENT - Net                       284,314,700      270,088,700
                                              ----------------- ----------------
                                               $ 1,253,181,300   $  794,510,400
                                              ================= ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt         $     2,917,000   $   27,717,000
  Accounts payable                                 215,155,600      243,649,300
  Accrued expenses                                 110,138,400       97,688,300
  Income taxes                                      13,256,800        1,315,600
                                              ----------------- ----------------
     Total Current Liabilities                     341,467,800      370,370,200

LONG-TERM DEBT, LESS CURRENT MATURITIES            485,970,100      200,831,500
OTHER LIABILITIES                                   69,373,600       42,981,600
DEFERRED INCOME TAXES                               29,343,600          591,000
                                               ---------------- ----------------
     Total Liabilities                             926,155,100      614,774,300
                                               ---------------- ----------------
REDEEMABLE COMMON STOCK                                               9,244,100
                                               ---------------- ----------------
STOCKHOLDERS' EQUITY:
  Common Stock:
    Common Stock (1,000 shares issued and
     outstanding at $0.01 par value)
     Voting (Class A)                                                    12,600
     Non-Voting (Class B)                                             1,377,800
                                               ---------------- ----------------
       Total Common Stock                                             1,390,400

Patronage dividends payable in common stock                           5,950,000
Additional paid-in capital                         314,500,000       45,753,500
Reinvested earnings                                 12,526,200      144,392,600
                                               ---------------- ----------------
LESS:
  Treasury stock, at cost (145,615 shares)                           18,327,500
  Accumulated other comprehensive loss                                8,667,000
                                               ---------------- ----------------
     Total Stockholders' Equity                    327,026,200      170,492,000
                                               ---------------- ----------------
                                               $ 1,253,181,300   $  794,510,400
                                               ================ ================

See Notes to Condensed Consolidated Financial Statements.


                         ROUNDY'S, INC. AND SUBSIDIARIES

                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

                                   (UNAUDITED)

                              Successor       Predecessor      Successor     Predecessor     Predecessor
                           ---------------- --------------- -------------- --------------- ----------------
                                                             Period from    Period from
                           13 Weeks Ended   13 Weeks Ended   June 7, 2002    December 30,    39 Weeks Ended
                            September 28,    September 29,   September 28,    to June 6,    September 29,
                               2002             2001            2002            2002             2001
                           ---------------- --------------- -------------- --------------- ----------------
REVENUES:
Net sales and service fees $ 904,000,500    $  906,911,000  $1,131,769,400 $1,559,469,200  $2,455,855,500
Other - net                      674,700           617,200         836,100        693,500       1,485,400
                           ---------------- --------------- -------------- --------------- ----------------
                             904,675,200       907,528,200   1,132,605,500  1,560,162,700   2,457,340,900
                           ---------------- --------------- -------------- --------------- ----------------
COSTS AND EXPENSES:
Cost of sales                753,846,200       761,105,900     942,692,700  1,298,446,900   2,073,733,400
Operating and administrative 127,317,500       128,067,600     157,968,400    222,378,200     333,768,300
Interest                       8,338,400         4,893,400      10,713,600      6,143,900      13,483,100
                           ---------------- --------------- -------------- --------------- ----------------
                             889,502,100       894,066,900   1,111,374,700  1,526,969,000   2,420,984,800
                           ---------------- --------------- -------------- --------------- ----------------
INCOME BEFORE INCOME TAXES    15,173,100        13,461,300      21,230,800     33,193,700      36,356,100

PROVISION FOR INCOME TAXES     6,220,900         5,788,300       8,704,600     13,609,400      15,633,100
                           ---------------- --------------- -------------- --------------- ----------------
NET INCOME                 $   8,952,200    $    7,673,000  $   12,526,200 $   19,584,300 $    20,723,000
                           ================ =============== ============== =============== ================

See Notes to Condensed Consolidated Financial Statements.

                       ROUNDY'S, INC. AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                  Successor         Predecessor
                                                 ------------ ---------------------------
                                                 Period from  Period from
                                                 06/07/02 to  12/30/01 to  39 Weeks Ended
                                                   09/28/02     06/06/02     09/29/01
                                                 ------------ ------------ --------------
Cash Flows From Operating Activities:
  Net income                                     $12,526,200  $19,584,300  $ 20,723,000
Adjustments to reconcile net income to net
  cash flows provided by operating activities:
  Depreciation and amortization                   16,205,900   17,869,500    31,535,200
  Decrease in allowance for losses                  (556,300)    (751,000)
  (Gain) Loss on sale of property and equipment   (1,166,400)   1,045,500     1,008,300
  Deferred income taxes                            1,635,400    6,258,900     1,416,400
(Increase) decrease in operating assets net of
  the effect of business acquisitions and
  dispositions:
  Notes and accounts receivable                    1,176,300   (6,327,500)    2,336,700
  Merchandise inventories                         (4,337,700)  13,766,900    (2,197,600)
  Prepaid expenses                                 2,077,900    1,743,400       539,200
  Other assets                                    (2,309,300)  (1,782,300)   (5,093,200)
Increase(decrease)in operating liabilities net
  of the effect of business acquisitions and
  dispositions:
  Accounts payable                                  (953,200) (27,540,600)  (18,821,800)
  Accrued expenses                                11,514,900    7,318,300     2,036,200
  Income taxes                                     6,126,400   13,612,700     9,394,400
  Other liabilities                               (1,898,300)      81,400    (4,720,500)
                                                 ------------ ------------ -------------
Net cash flows provided by operating activities   40,041,800   44,879,500    38,156,300
                                                 ------------ ------------ -------------
Cash Flows From Investing Activities:
  Capital expenditures                           (12,936,000) (10,642,200)  (20,355,400)
  Proceeds from sale of property and equipment
  and other productive assets                        337,200      477,700       630,400
  Acquisition consideration                     (575,360,700)
  Payment for business acquisitions net of cash
  acquired                                                                  (76,727,500)
  Other real estate                                  (15,600)     (35,900)      (19,700)
  Decrease in notes receivable                       334,600      879,500     2,473,800
                                                 ------------ ------------ -------------
Net cash flows used in investing activities     (587,640,500)  (9,320,900)  (93,998,400)
                                                 ------------ ------------ -------------
Cash Flows From Financing Activities:
  Proceeds from long-term borrowings             475,000,000                 88,000,000
  Settlement of interest rate swap liability      (6,652,000)
  Reductions in debt                            (166,043,300  (48,618,000)  (28,822,000)
  Debt issuance costs                            (23,021,800)
  Contributed capital                            314,500,000
  Proceeds from sale of common stock                                  300     1,210,600
  Common stock purchased                                          (56,200)   (5,042,900)
                                                 ------------ ------------ -------------
Net cash flows provided by (used in) financing
activities                                       593,782,900  (48,673,900)   55,345,700
                                                 ------------ ------------ -------------
Net increase (decrease) in cash and cash
equivalents                                       46,184,200  (13,115,300)     (496,400)
Cash and cash equivalents, beginning of period    32,401,200   45,516,500    39,893,300
                                                 ------------ ------------ -------------
Cash and cash equivalents, end of period         $78,585,400  $32,401,200  $ 39,396,900
                                                 ============ ============ =============
Cash paid during the period:   - Interest        $ 4,642,100  $ 6,344,800  $ 13,965,900

                               - Income Taxes        573,000    1,871,900     4,193,300
Supplemental Noncash Financing Activities:
Increase in Interest rate swap liability, net of tax              373,000     4,144,000
Liabilities assumed in business acquisitions     435,667,800                 73,111,100


                         ROUNDY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 1) In the opinion of Roundy's, Inc. ("Roundy's" or the "Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 28, 2002 (Successor) and December 29, 2001 (Predecessor) and the consolidated results of operations for the thirteen weeks ended September 28, 2002 (Successor), the thirteen weeks ended September 29, 2001 (Predecessor), the period from June 7, 2002 to September 28, 2002 (Successor), the period from December 30, 2001 to June 6, 2002 (Predecessor), and the thirty-nine weeks ended September 29,2001 (Predecessor) and consolidated cash flows for the period from June 7, 2002 to September 28, 2002 (Successor), the period from December 30, 2001 to June 6, 2002 (Predecessor) and the thirty-nine weeks ended September 29, 2001 (Predecessor). Certain amounts previously reported have been reclassified to conform to the current presentation. As discussed in Note 7, the Company was acquired on June 6,2002, and accordingly has adjusted its assets and liabilities to fair value as of that date. Therefore, since June 6, 2002, depreciation and amortization have been recorded based upon the fair values of those assets. Predecessor information represents the results of Roundy's prior to the acquisition of the Company (see Note 7).

 2) The consolidated results of operations for the thirteen weeks ended September 28, 2002 (Successor), the thirteen weeks ended September 29, 2001 (Predecessor), the period from June 7, 2002 to September 28, 2002 (Successor), the period from December 30, 2001 to June 6, 2002 (Predecessor), and the thirty-nine weeks ended September 29, 2001 (Predecessor)are not necessarily indicative of the results to be expected for the full fiscal year.

 3) Income per share is not presented because it is not deemed to be meaningful.

 4) During 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This pronouncement relates to the income statement classification of sales incentives and requires that the Company classify certain sales promotions offered to its retail customers as a reduction of net sales (versus cost of sales as previously recorded). The Company has adopted this pronouncement effective December 30, 2001.
    Net sales and service fees and cost of sales have been reduced by approximately $14.4 million and $41.6 million for the thirteen and thirty-nine weeks ended September 29, 2001, respectively.

    In July 2002, the financial Accounting Standards Board ("FASB") issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial statements resulting from its adoption.

 5) In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives recorded for acquisitions completed subsequent to June 30, 2001 no longer be amortized and the amortization of goodwill and intangible assets with indefinite useful lives recorded for acquisitions completed prior to June 30, 2001 cease upon adoption of the statement. Instead, the carrying value of goodwill and intangible assets with indefinite useful lives will be evaluated for impairment on an annual basis, or more frequently if circumstances indicate that an impairment may exist. The Company adopted SFAS No. 142 on December 30, 2001.

    As required by SFAS No. 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported net earnings to that which would have resulted for each of the periods presented, if SFAS No. 142 had been effective.


                                          13 Weeks Ended  39 Weeks Ended
                                           September 29,    September 29,
                                                2001            2001
                                           --------------  ---------------
      Net Income                              $7,673,000      $20,723,000
       Goodwill amortization, net of tax         962,100        2,927,600
                                           --------------  ---------------
      Pro Forma net income                    $8,635,100      $23,650,600
                                           ==============  ===============

Goodwill as of September 28, 2002:

     Balance at December 29, 2001          $113,616,200
     Purchase accounting adjustments          1,847,700
     Write off of predecessor's goodwill   (115,463,900)
     Successor's goodwill                   438,189,400
                                           ------------
     Balance at September 28, 2002         $438,189,400
                                           ============

   Other assets at September 28, 2002, and December 29, 2001 consisted of the following:

                                                    September 28, 2002
                                          --------------------------------------
                                            Carrying   Accumulated
                                             Amount   Amortization      Net
                                          ----------- ------------ -------------
   Amortized intangible assets:
       Supply agreements                  $71,946,000  $2,273,700    $69,672,300
       Non-compete                            562,600      62,600        500,000
                                          ----------- ------------ -------------
       Total amortized intangible assets   72,508,600   2,336,300     70,172,300
                                          ----------- ------------ -------------
    Debt issuance costs                    23,021,800     559,500     22,462,300
    Other Assets                            3,904,600                  3,904,600
                                          ----------- ------------ -------------
    Total                                 $99,435,100  $2,895,800    $96,539,200
                                          =========== ============ =============

                                                   December 29, 2001
                                          --------------------------------------
                                            Carrying   Accumulated
                                             Amount   Amortization      Net
                                          ----------- ------------ -------------
   Amortized intangible asset-Non-compete $ 1,000,000  $  350,000    $   650,000
   Debt issuance cost                       1,207,500     238,400        969,100
   Other assets                             2,170,900                  2,170,900
                                          ----------- ------------ -------------
   Total                                  $ 4,378,400  $  588,400    $ 3,790,000
                                          =========== ============ =============

  Intangible amortization expense for the thirteen weeks ended September 28, 2002 and the period from June 7, 2002 to September 28, 2002 (successor) was $1,848,700 and $2,336,300, respectively. Intangible amortization expense, excluding goodwill amortization, for the thirteen and thirty-nine weeks ended September 29, 2001 (predecessor) was $62,500 and $187,500, respectively. Intangible amortization expense for the period December 30, 2001 to June 6, 2002 (predecessor) was $80,800. Expected intangible amortization expense for the remainder of 2002 and each of the subsequent five fiscal years is as follows:

                      2002                       $1,848,700
                      2003                        7,394,600
                      2004                        7,394,600
                      2005                        7,244,600
                      2006                        7,194,600
                      2007                        7,194,600

 6)Comprehensive income was:

                         Successor  Predecessor    Successor      Predecessor
                      ------------ ------------ ------------- ------------------------
                                                 Period from
                       13 Weeks     13 Weeks      June 7,      Period from   39 Weeks
                        Ended        Ended         2002 to     December 30,   Ended
                      September     September     September      2001 to    September
                       28, 2002      29, 2001      28, 2002    June 6,2002   29, 2001
                      ------------ ------------ -----------   ------------ ------------
 Net income           $  8,952,200 $  7,673,000 $12,526,200    $19,584,300  $20,723,000
 Other comprehensive
 loss:
   Cumulative effect of
   change in accounting
   for interest rate
   swap.                                                                     (2,000,000)
   Interest Rate Swap               (1,627,000)                   (373,000)  (2,144,000)
Swap
                      ------------ ------------ -----------   ------------ ------------
Comprehensive Income  $  8,952,200 $ 6,046,000  $12,526,200    $19,211,300  $16,579,000
                      ============ ============ ===========   ============ ============

 7) On June 6, 2002, Roundy's and Roundy's Acquisition Corp. ("RAC") entered into a share exchange agreement pursuant to which RAC acquired all of the issued and outstanding capital stock of Roundy's for cash of $575.4 million (the "Acquisition"). RAC is a corporation formed at the direction of Willis Stein & Partners III, L.P. for the purpose of acquiring Roundy's. The Acquisition was financed through cash contributed by RAC
     ($314.5 million), the proceeds from a term loan ($250.0 million) and a subordinated offering ($225.0 million) of Senior Subordinated Notes issued by Roundy's. Proceeds from the debt issuance were also used to retire previously outstanding debt of Roundy's and for additional working capital.

     As of September 28, 2002, long-term debt consists of the following:

         Bank term loan .................................... $250,000,000
         Senior Suborinated notes payable, 8.875%, due 2012   225,000,000
         Capital lease obligations, 8.5%, due 2002 to 2020..   13,706,900
         Other..............................................      180,200
                                                             ------------
                                                              488,887,100
            Less current maturities.........................    2,917,000
                                                             ------------
              Total long-term debt, less current maturities  $485,970,100
   							     ============

   The senior credit facility provides for aggregate borrowings of up to $375 million, $250 million in a term loan and $125 million in a five-year revolving credit facility, which bear interest based on LIBOR and Prime rates. The credit facility includes covenants that, among other things, limit dividends and additional borrowings and provide for a minimum fixed charge coverage ratio and maximum total and senior leverage ratios. The term loan is repayable in 28 consecutive quarterly installments, commencing September 30, 2002, the first 24 of which will be $625,000 and the last four of which will each be in an amount of $58,750,000. On September 28, 2002, the Company had approximately $114.8 million of unused borrowing capacity after the issuance of $10.2 million of letters of credit to replace existing letters of credit under the Company's former credit agreement. The Company's assets are pledged as collateral to the credit facility.

   The total purchase price was allocated to the tangible and intangible assets and liabilities acquired based upon their respective fair values as of the closing date of the Acquisition. Roundy's is in the process of obtaining third party valuations of certain property and equipment and intangible assets and allocating goodwill to its segments. Accordingly, its allocation of purchase price is subject to adjustment and such adjustment could be material.

   The Company is in the process of finalizing plans to exit certain operating facilities as of September 28, 2002. Adjustments, if any, may consist of severance and future lease costs and would be recorded as additional goodwill.

   The following information presents the unaudited pro forma results of operations of the Company for fiscal 2001 and 2002, and includes the Company's consolidated results of operations and the results of The Copps Corporation acquired during fiscal 2001 as if the Acquisition had been made at the beginning of fiscal 2001. The results presented below include certain pro forma adjustments to reflect the amortization of intangible assets and adjustments to interest expense and depreciation:


                                       Thirty-nine Weeks Ended
                              September 28, 2002     September 29, 2001
                              ------------------     ------------------
    Net sales & service fees     $2,691,238,600         $2,684,611,500
    Net income                       23,284,200             11,634,500


   The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of fiscal 2001 or the results that may occur in the future.


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

   Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, notes receivable, transportation equipment, corporate office facilities, equipment and unallocated goodwill (approximately $330 million) and other intangible assets.

                 Successor       Predecessor      Successor     Predecessor    Predecessor
                -------------   --------------  -------------  --------------  --------------
                 13 Weeks          13 Weeks      Period from    Period from     39 Weeks
                  Ended             Ended        June 7,2002    December 30,     Ended
                September 28,    September 29,   to September     2001 to       September
                    2002             2001          28, 2002     June 6, 2002    29, 2001
                -------------   --------------  --------------  -------------- --------------
Net Sales and
  Service Fees:
   Wholesale    $748,060,400     $751,247,300   $  926,027,200  $1,317,160,600  $2,093,493,900
   Retail        392,119,900      395,528,700      519,851,500     646,407,700     982,717,000
   Eliminations (236,179,800)    (239,865,000)    (314,109,300)   (404,099,100)   (620,355,400)
                -------------   --------------  --------------- --------------- --------------
       Total    $904,000,500     $906,911,000   $1,131,769,400  $1,559,469,200  $2,455,855,500
                =============   ==============  =============== =============== ==============
Income Before
Income Taxes
Depreciation and
Amortization:
   Wholesale    $ 18,920,000     $ 14,534,000   $   23,628,300  $   33,364,200  $   43,205,500
   Retail         14,545,100       11,358,500       19,826,500      21,306,900      28,786,200
   Corporate      (5,285,900)        (818,100)      (6,018,100)     (3,607,900)     (4,100,400)
                -------------    -------------  --------------- --------------- ---------------
        Total   $ 28,179,200     $ 25,074,400   $   37,436,700  $   51,063,200  $   67,891,300
                =============    =============  =============== =============== ===============

IDENTIFIABLE    September 28,       December 29,
ASSETS:             2002                2001
                ---------------    -------------

  Wholesale     $  399,705,200      $366,851,300
  Retail           351,452,000       325,025,700
  Corporate        502,024,100       102,633,400
                ---------------    -------------
     TOTAL      $1,253,181,300      $794,510,400
                ===============    =============

9) Condensed Consolidating Financial Information. The following presents condensed consolidating financial statements of Roundy's, Inc. and its subsidiaries. All subsidiaries are 100% owned by Roundy's, Inc. The accounting policies for all entities are consistent with those previously described herein.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
13 Weeks Ended September 28, 2002
                                                     Successor
                              -----------------------------------------------------------
                                                 Combined
                              Roundy's, Inc.   Subsidiaries   Eliminations     Total
                              --------------   ------------  -------------- -------------
Revenues:
Net sales and service fees    $383,728,500     $682,376,000  $(162,104,000)  $904,000,500
Other - net                      3,839,300          594,900     (3,759,500)       674,700
                              ------------     ------------  -------------- -------------

                               387,567,800      682,970,900   (165,863,500)   904,675,200
                              ------------     ------------  -------------- -------------
Costs and Expenses:
Cost of sales                  353,727,300      559,163,400   (159,044,500)   753,846,200
Operating and administrative    22,561,500      107,815,500     (3,059,500)   127,317,500
Interest                         8,030,500        4,067,400     (3,759,500)     8,338,400
                              ------------     ------------  -------------- -------------
                               384,319,300      671,046,300   (165,863,500)   889,502,100
                              ------------     ------------  -------------- -------------

Income Before Income Taxes       3,248,500       11,924,600                    15,173,100
                              ------------     ------------  -------------- -------------
Provision for Income Taxes       1,331,900        4,889,000                     6,220,900

Equity in earnings of
subsidiaries                     7,035,600                      (7,035,600)
                              ------------     ------------  -------------- -------------
Net Income                    $  8,952,200     $  7,035,600  $  (7,035,600)  $  8,952,200
                              ============     ============  ============== =============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
13 Weeks Ended September 29, 2001

                                                    Predecessor
                              -------------------------------------------------------
                                              Combined
                              Roundy's,Inc.  Subsidiaries Eliminations     Total
                              ------------- ------------- -------------  ------------
Revenues:
Net sales and service fees    $366,705,900  $703,779,700  $(163,574,600  $906,911,000
Other - net                      5,095,200       652,500     (5,130,500)      617,200
                              ------------  ------------- -------------  ------------
                               371,801,100   704,432,200   (168,705,100)  907,528,200
                              ------------  ------------- -------------  ------------

Costs and Expenses:
Cost of sales                  338,531,000   582,870,500   (160,295,600)  761,105,900
Operating and administrative    23,131,900   108,214,700     (3,279,000)  128,067,600
Interest                         4,488,500     5,535,400     (5,130,500)    4,893,400
                              ------------  ------------  -------------  ------------
                               366,151,400   696,620,600   (168,705,100)  894,066,900
                              ------------  ------------  -------------  ------------
Income Before Income Taxes       5,649,700     7,811,600                   13,461,300
                              ------------  ------------  -------------  ------------

Provision for Income Taxes       2,429,300     3,359,000                    5,788,300
                              ------------  ------------  -------------  ------------
Equity in earnings
  of subsidiaries                4,452,600                   (4,452,600)
                              ------------  ------------  -------------  ------------

Net Income                    $  7,673,000  $  4,452,600  $  (4,452,600) $  7,673,000
                              ============  ============  =============  ============

CONDENSED CONSOLIDATING STATEMENT OF INCOME
Period from June 7, 2002 to September 28, 2002

                                                       Successor
                              ----------------------------------------------------------
                                               Combined
                              Roundy's, Inc. Subsidiaries  Eliminations      Total
                              -------------- ------------  -------------  --------------
Revenues:
Net sales and service fees    $479,602,700   $855,798,700  $(203,632,000) $1,131,769,400
Other - net                      5,041,800        768,200     (4,973,900)        836,100
                              -------------- ------------  -------------  --------------
                               484,644,500    856,566,900   (208,605,900)  1,132,605,500
                              -------------- ------------  -------------  --------------
Costs and Expenses:
Cost of sales                  442,100,000    700,415,400   (199,822,700)    942,692,700
Operating and administrative    27,686,100    134,091,600     (3,809,300)    157,968,400
Interest                        10,305,000      5,382,500     (4,973,900)     10,713,600
                              ------------   ------------  -------------  --------------
                               480,091,100    839,889,500   (208,605,900)  1,111,374,700
                              ------------   ------------  -------------  --------------
Income Before Income Taxes       4,553,400     16,677,400                     21,230,800
                              ------------   ------------  -------------  --------------
Provision for Income Taxes       1,866,900      6,837,700                      8,704,600

Equity in earnings of
subsidiaries                                    9,839,700                     (9,839,700)
                              ------------  -------------  -------------  --------------

Net Income                    $ 12,526,200  $   9,839,700  $  (9,839,700)  $  12,526,200
                              ============  =============  =============  ==============



CONDENSED CONSOLIDATING STATEMENT OF INCOME
Period from December 30, 2001 to June 6, 2002

                                                   Predecessor
                             -----------------------------------------------------------
                                              Combined
                             Roundy's, Inc.  Subsidiaries  Eliminations       Total
                             -------------- ------------- --------------- --------------
Revenues:
Net sales and service fees   $653,065,400   $1,193,444,300 $(287,040,500  $1,559,469,200
Other - net                     6,706,000          744,200    (6,756,700)        693,500
                             -------------- -------------- -------------- --------------
                              659,771,400    1,194,188,500  (293,797,200)  1,560,162,700
                             -------------- -------------- -------------- --------------
Costs and Expenses:
Cost of sales                 600,978,500      978,537,900  (281,069,500)  1,298,446,900
Operating and administrative   42,720,000      185,629,200    (5,971,000)    222,378,200
Interest                        5,633,900        7,266,700    (6,756,700)      6,143,900
                             -------------- -------------- -------------- --------------
                              649,332,400    1,171,433,800  (293,797,200)  1,526,969,000
                             -------------- -------------- -------------- --------------

Income Before Income Taxes     10,439,000       22,754,700                    33,193,700
                             -------------- -------------- -------------- --------------
Provision for Income Taxes      4,280,000        9,329,400                    13,609,400


Equity in earnings
  of subsidiaries              13,425,300                    (13,425,300)
                             -------------- -------------- -------------- --------------
Net Income                   $ 19,584,300   $   13,425,300 $ (13,425,300) $   19,584,300
                             ============== ============== ============== ==============


CONDENSED CONSOLIDATING STATEMENT OF INCOME
39 Weeks Ended September 29, 2001

                                                            Predecessor
                            ------------------------------------------------------------
                                              Combined
                            Roundy's, Inc.   Subsidiaries  Eliminations       Total
                            --------------- -------------- -------------- --------------
 Revenues:
Net sales and service fees  $1,080,651,500  $1,866,044,600 $(490,840,600) $2,455,855,500
Other - net                     13,573,100       1,385,500   (13,473,200)      1,485,400
                            --------------- -------------- -------------- --------------

                             1,094,224,600   1,867,430,100  (504,313,800)  2,457,340,900
                            --------------- -------------- -------------- --------------

Costs and Expenses:
Cost of sales                  994,863,600   1,559,979,700  (481,109,900)  2,073,733,400
Operating and administrative    70,222,900     273,276,100    (9,730,700)    333,768,300
Interest                        12,892,400      14,063,900   (13,473,200)     13,483,100
                            --------------- -------------- -------------- --------------

                             1,077,978,900   1,847,319,700  (504,313,800)  2,420,984,800
                            --------------- -------------- -------------- --------------

Income Before Income Taxes      16,245,700      20,110,400                    36,356,100
                            --------------- -------------- -------------- --------------

Provision for Income Taxes       6,985,700       8,647,400                    15,633,100

Equity in earnings
  of subsidiaries               11,463,000                   (11,463,000)

                            --------------- -------------- -------------- --------------
Net Income                  $   20,723,000  $   11,463,000 $ (11,463,000) $   20,723,000
                            =============== ============== ============== ==============


CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2002

                                                     Successor
                            ------------------------------------------------------------
                                               Combined
Assets                      Roundy's, Inc.   Subsidiaries  Eliminations       Total
                            -------------- -------------- -------------- ----------------
Current Assets:
  Cash and cash equivalents $   56,078,700 $  22,506,700                 $   78,585,400
  Notes and accounts
   receivable - net             29,962,100    56,102,800     (4,822,500)     81,242,400
  Merchandise inventories       74,460,800   166,894,100                    241,354,900
  Prepaid expenses and other    12,873,000     9,539,900                     22,412,900
                            -------------- -------------- -------------- ----------------
    Total current assets       173,374,600   255,043,500     (4,822,500)    423,595,600
                            -------------- -------------- -------------- ----------------

Other Assets:
  Investment in subsidiaries   164,278,100                 (164,278,100)
  Intercompany receivables     229,790,400                 (229,790,400)
  Goodwill and other
   intangibles                 420,783,800   113,944,800                    534,728,600
  Other                            677,800     9,864,600                     10,542,400
                            -------------- -------------- -------------- ----------------
    Total other assets         815,530,100   123,809,400   (394,068,500)    545,271,000
                            -------------- -------------- -------------- ----------------

Property and Equipment - Net    26,976,800   257,337,900                    284,314,700
                            -------------- -------------- -------------- ----------------
                            $1,015,881,500 $ 636,190,800  $(398,891,000) $1,253,181,300
                            ============== ============== ============== ================



CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2002

                                                    Successor
                           -------------------------------------------------------------
Liabilities and                                Combined
Stockholders' Equity        Roundy's, Inc.    Subsidiaries  Eliminations       Total
                           --------------- ---------------- -------------- --------------

Current Liabilities:
  Current maturities of
   long-term debt          $    2,500,000  $    417,000     $              $    2,917,000
  Accounts payable            110,093,100   107,760,000        (2,697,500)    215,155,600
  Intercompany payable                      229,790,400      (229,790,400)
  Accrued expenses             55,864,200    67,531,000                       123,395,200
                           --------------- --------------- --------------- --------------
    Total current liabilities 168,457,300   405,498,400      (232,487,900)    341,467,800
                           --------------- --------------- --------------- --------------
Long-Term Debt, Less
  Current Maturities          472,500,000    13,470,100                       485,970,100
Other Liabilities              47,898,000    52,944,200        (2,125,000)     98,717,200
                           -------------- ---------------- --------------- --------------
    Total liabilities         688,855,300   471,912,700      (234,612,900)    926,155,100
                           -------------- ---------------- --------------- --------------

Stockholders' Equity          327,026,200   164,278,100      (164,278,100)    327,026,200
                           -------------- ---------------- --------------- --------------
                           $1,015,881,500 $ 636,190,800    $ (398,891,000) $1,253,181,300
                           ============== ================ =============== ==============


CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2001

                                                    Predecessor
                            -------------------------------------------------------------
                                               Combined
Assets                      Roundy's, Inc.    Subsidiaries  Eliminations       Total
                            --------------- --------------- -------------- --------------

Current Assets:
  Cash and cash equivalents $   23,137,200  $  22,379,300   $              $   45,516,500
  Notes and accounts
   receivable - net             25,725,000     66,360,600     (17,301,700)     74,783,900
  Merchandise inventories       68,760,200    178,718,100          88,800     247,567,100
  Prepaid expenses and other    12,140,200     15,302,700                      27,442,900
                            --------------- --------------- -------------- --------------
    Total current assets       129,762,600    282,760,700     (17,212,900)    395,310,400
                            --------------- --------------- -------------- --------------

Other Assets:
  Investment in subsidiaries   147,160,000                   (147,160,000)
  Intercompany receivables     302,359,300                   (302,359,300)
  Goodwill and other intangibles 2,527,100    114,879,100                     117,406,200
  Other                          1,224,800     10,480,300                      11,705,100
                            --------------- --------------- -------------- --------------
    Total other assets         453,271,200    125,359,400    (449,519,300)    129,111,300
                            --------------- --------------- -------------- --------------

Property and Equipment - Net    24,027,000    246,061,700                     270,088,700
                            --------------- --------------- -------------- --------------
                            $  607,060,800  $ 654,181,800   $(466,732,200) $  794,510,400
                            =============== =============== ============== ==============



CONDENSED CONSOLIDATING BALANCE SHEET
As of December 29, 2001

                                                    Predecessor
                            --------------------------------------------------------------
Liabilities and                                Combined
Stockholders' Equity        Roundy's, Inc.    Subsidiaries  Eliminations       Total
                            ---------------- -------------- -------------- ---------------
Current Liabilities:
  Current maturities of
   long-term debt           $  27,300,000    $    417,000   $              $    27,717,000
  Accounts payable            135,341,600     118,244,800      (9,937,100)     243,649,300
  Intercompany payable                        302,359,300    (302,359,300)
  Accrued expenses             54,605,900      51,673,800      (7,275,800)      99,003,900
                            ---------------- -------------- -------------- ---------------
    Total current liabilities 217,247,500     472,694,900    (319,572,200)     370,370,200
                            ---------------- -------------- -------------- ---------------
Long-Term Debt, Less
  Current Maturities          187,050,000      13,781,500                      200,831,500
Other Liabilities              23,027,200      20,545,400                       43,572,600
                            ---------------- -------------- -------------- ---------------
    Total liabilities         427,324,700     507,021,800    (319,572,200)     614,774,300
                            ---------------- -------------- -------------- ---------------

Redeemable Common Stock         9,244,100                                        9,244,100
                            ---------------- -------------- -------------- ---------------

Stockholders' Equity          170,492,000     147,160,000    (147,160,000)     170,492,000
                            ---------------- -------------- -------------- ---------------
                            $ 607,060,800    $654,181,800   $(466,732,200) $   794,510,400
                            ================ ============== ============== ===============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Period from 06/07/02 to 09/28/02

                                                                Successor
                                         ----------------------------------------------------
                                                             Combined
                                         Roundy's, Inc.    Subsidiaries          Total
                                         --------------- ----------------- ------------------

Net Cash Flows from Operating Activites: $     327,200   $  39,714,600      $  40,041,800

Cash Flows From Investing Activities:
  Capital expenditures - net of proceeds      (933,500)    (11,665,300)       (12,598,800)
  Acquisition consideration               (575,360,700)                      (575,360,700)
  Other real estate and notes receivable       103,700         215,300            319,000
                                         --------------- ----------------- ------------------
  Net cash flows used in investing
   activities                             (576,190,500)    (11,450,000)      (587,640,500)
                                         --------------- ----------------- ------------------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings       475,000,000                        475,000,000
  Settlement of interest rate swap          (6,652,000)                        (6,652,000)
  Reductions in debt                      (165,899,900)       (143,500)      (166,043,300)
  Debt issuance costs                      (23,021,800)                       (23,021,800)
  Contributed capital                      314,500,000                        314,500,000
  Intercompany receivables - net            32,653,400     (32,653,400)
                                         --------------- ----------------- ------------------
  Net cash flows provided by (used in)
    financing activities                   626,579,700     (32,796,800)       593,782,900

Net Increase (decrease) in Cash
  and Cash Equivalents                      50,716,400      (4,532,200)        46,184,200
Cash And Cash Equivalents, Beginning
  of Period                                  5,362,300      27,038,900         32,401,200
                                         --------------- ----------------- ------------------
Cash And Cash Equivalents, End of Period $  56,078,700   $  22,506,700      $  78,585,400
                                         =============== ================= ==================


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Period from 12/30/01 to 06/06/02

                                                                Predecessor
                                          -----------------------------------------------------
                                                              Combined
                                          Roundy's, Inc.     Subsidiaries       Total
                                          --------------- ---------------- --------------------
Net Cash Flows from Operating Activities  $   (5,620,100) $   50,499,600   $   44,879,500

Cash Flows From Investing Activities:
  Capital expenditures - net of proceeds      (4,007,600)     (6,156,900)     (10,164,500)
  Other real estate and notes receivable         443,300         400,300          843,600
                                          --------------- ---------------- --------------------
  Net cash flows used in investing activities (3,564,300)     (5,756,600)      (9,320,900)
                                          --------------- ---------------- --------------------

Cash Flows From Financing Activities:
  Reductions in debt                         (48,450,100)       (167,900)     (48,618,000)
  Common stock purchased & sold                  (55,900)                         (55,900)
  Intercompany receivables - net              39,915,500     (39,915,500)
                                          --------------- ---------------- --------------------
  Net cash flows used in financing activities (8,590,500)    (40,083,400)     (48,673,900)
                                          --------------- ---------------- --------------------

Net (Decrease)/increase in Cash and
  Cash Equivalents                           (17,774,900)      4,659,600      (13,115,300)

Cash And Cash Equivalents, Beginning
  of Period                                   23,137,200      22,379,300       45,516,500
                                          --------------- ---------------- --------------------
Cash And Cash Equivalents, End of Period  $    5,362,300  $   27,038,900   $   32,401,200
                                          =============== ================ ====================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
39 Weeks Ended 09/29/01


                                                              Predecessor
                                          -------------------------------------------------
                                                            Combined
                                           Roundy's, Inc.   Subsidiaries       Total

                                          --------------- ---------------- ----------------

Net Cash Flows from Operating Activities: $  (17,121,100) $     55,277,400  $ 38,156,300

Cash Flows From Investing Activities:
  Capital expenditures - net of proceeds      (7,213,800)      (12,511,200)  (19,725,000)
  Payment for business acquisitions
    net of cash acquired                     (76,727,500)                    (76,727,500)
  Other real estate and notes receivable         330,900         2,123,200     2,454,100
                                          --------------- ----------------- ---------------
  Net cash flows used in investing
    activities                                83,610,400       (10,388,000)  (93,998,400)
                                          --------------- ----------------- ---------------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings          88,000,000                      88,000,000
  Reductions in debt                         (24,850,000)       (3,972,000)  (28,822,000)
  Common stock purchased & sold               (3,832,300)                     (3,832,300)
  Intercompany receivables - net              43,043,200       (43,043,200)
                                          -------------- ------------------ ---------------
  Net cash flows provided by (used in)
    financing activities                     102,360,900       (47,015,200)   55,345,700

Net (Increase/decrease) in Cash and
  Cash Equivalents                             1,629,400        (2,125,800)     (496,400)
Cash And Cash Equivalents, Beginning
  of Period                                   21,803,000        18,090,300    39,893,300
                                          -------------- ------------------ ---------------
Cash And Cash Equivalents, End of Period  $   23,432,400 $      15,964,500  $ 39,396,900
                                          ============== ================== ===============



                                     Item 2.

      Management's Discussion & Analysis of Financial Condition
                        and Results of  Operations

 For the Three Month and Nine Month Periods, Ended September 28, 2002 and
                            September 29, 2001


Unless the context otherwise requires, references to "Roundy's," "we," "us," "our," "the Company," and other similar terms refer to the combined business of Roundy's, Inc. and all of its subsidiaries.

The following discussion and analysis of our financial condition and results of operations covers periods prior to the consummation of the acquisition and related financing transactions. The results for the nine months ended September 28, 2002 include the results of the Company through June 6, 2002 (predecessor) and after the transaction (successor). As part of the acquisition, we entered into the various financing arrangements described herein and, as a result, we now have a different capital structure. Accordingly, the results of operations for periods subsequent to the consummation of the acquisition and related financing transactions will not necessarily be comparable to prior periods.

Acquisitions
------------
On October 23, 2002, we purchased four Pick `n Save retail grocery stores for approximately $26.0 million in cash plus the value at the seller's cost for inventory in such stores.

Effective May 20, 2001, we acquired all of the outstanding stock of The Copps Corporation for approximately $96.2 million in cash. Copps owned and operated 21 Copps retail grocery stores and a wholesale distribution center located in Stevens Point, Wisconsin. We financed the acquisition through borrowings under our prior credit agreement.

On March 31, 2000, we acquired all of the outstanding stock of Mega Marts, Inc. for approximately $125.0 million in cash and notes payable. Mega Marts owned and operated 16 retail grocery stores, all of which were licensed Pick `n Save locations. Also on March 31, 2000, we acquired certain assets of NDC, Inc., an affiliate of Mega Marts, consisting of a retail grocery store known as the Tri-City Pick `n Save, for approximately $11.2 million in cash. We financed the acquisitions with borrowings under our prior credit agreement and $39.0 million in promissory notes issued to the shareholders of Mega Marts.

On February 2, 2000, we purchased seven Pick `n Save retail grocery stores for approximately $37.7 million in cash from Ultra Mart, Inc.

Net Sales and Service Fees
--------------------------

Net sales and service fees represent product sales less returns and allowances and sales promotions. We derive our net sales from the operation of retail grocery stores and the wholesale distribution of food and non-food products.

The table below indicates the portion of our net sales attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between our wholesale operations and our company-owned retail stores.

                                Three Months Ended                       Nine Months Ended
                       --------------------------------------   --------------------------------------
                       September 28, 2002  September 29, 2001   September 28, 2002  September 29, 2001
                       ------------------  ------------------   ------------------  ------------------
Retail Operations      $  392,119,900      $  395,528,700        $  1,166,259,200    $   982,717,000

Wholesale Operations      748,060,400         751,247,300           2,243,187,800      2,093,493,900

Eliminations             (236,179,800)       (239,865,000)           (718,208,400)      (620,355,400)
                       ------------------  ------------------   -------------------  -----------------
Total                  $  904,000,500      $  906,911,000        $  2,691,238,600    $ 2,455,855,500
                       ==================  ==================   ===================  =================



Costs and Expenses
------------------

Our costs and expenses consist of cost of sales, operating and administrative expenses and interest expense.

  -  Cost of sales includes product costs and freight.

  - Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses, expenses associated with our facilities, internal management expenses, business development expenses and expenses for finance, legal, human resources and other administrative departments.

  -  Interest expense includes interest on our outstanding indebtedness.


Results of Operations
---------------------

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.

                              Three Months Ended                   Nine Months Ended
                    -------------------------------------  -------------------------------------
                    September 28, 2002  September 29,2001  September 28,2002  September 29, 2001
                    ------------------ ------------------  -----------------  ------------------
Statement of
Income Data:
Revenues:

   Net Sales and
     service fees               100.0%             100.0%             100.0%              100.0%

   Other - net                    0.1                0.1                0.1                 0.1
                    ------------------ -------------------  ----------------  ------------------
     Total                      100.1              100.1              100.1               100.1

Cost and Expenses:

   Cost of sales                 83.4               83.9               83.3                84.4

   Operating and
     administrative              14.1               14.1               14.1                13.6

   Interest                       0.9                0.6                0.7                 0.6
                    ------------------ -------------------  ----------------  ------------------
Income before income taxes        1.7                1.5                2.0                 1.5

Provision for income taxes        0.7                0.7                0.8                 0.7
                    ------------------ -------------------  ----------------  ------------------

Net income                        1.0%               0.7%               1.2%                0.8%
                    ================== ===================  ================  ==================


Other Data:

Adjusted EBITDA (1)               4.0%               3.3%               3.9%                3.3%


(1)Adjusted EBITDA represents earnings before patronage dividends, interest, taxes, depreciation and amortization. Adjusted EBITDA is presented because we believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA may be relevant or useful to investors as we understand that securities analysts and others use measures like Adjusted EBITDA to value securities like our subordinated notes. We use Adjusted EBITDA primarily as a measure of liquidity and to calculate compliance with the terms of the covenants contained in the indenture governing our subordinate notes, many of which depend on formulas based on "Consolidated Cash Flow" (as defined in the Indenture), which is identical to Adjusted EBITDA, as presented.

The following table presents the components of Adjusted EBITDA for each period presented (in thousands):

                      Three Months Ended             Nine Months Ended
                   ---------------------------   ---------------------------
                   September 28, September 29,   September 28,  September 29,
                       2002         2001            2002          2001
                  ------------- -------------   ------------- --------------


Net Earnings          $8,952       $7,673            $32,111      $20,723
Patronage dividends
Interest               8,338        4,893             16,858       13,483
Taxes                  6,221        5,788             22,314       15,633
Depreciation
and amortization      13,006       11,613             34,075       31,535



Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

Comparison of the Three Month Periods Ended September 28, 2002 and September 29, 2001
----------------------------------------------------------------------

Net sales and service fees were $904.0 million for the three-month period ended September 28, 2002, a decrease of $2.9 million, or 0.3%, from $906.9 million in the three-month period ended September 29, 2001. Sales from our wholesale operations were $748.1 million for 2002, a decrease of $3.1 million, or 0.4% from $751.2 million in 2001. Sales from our retail operations were $392.1 million for 2002, a decrease of $3.4 million, or 0.9% from $395.5 million in 2001.This decrease was due in a large part to the sale and/or closing of three Company-owned retail stores, which accounted for decreased retail sales of approximately $8.4 million. Our same store sales improved 1.3% for the third quarter of 2002 versus 2001.

Gross profit was $150.2 million for the three-month period ended September 28, 2002, an increase of $4.4 million, or 3.0%, from the $145.8 million in the three-month period ended September 29, 2001. Gross profit margin for the same periods of 2002 and 2001 was 16.6% and 16.1%, respectively. The increase in our gross profit and gross margin for the quarter was due primarily to improvements in the retail segment. The retail gross profit margin was 23.4% and 22.7% for the third quarter of 2002 and 2001, respectively. The improvement in the retail gross profit margin was largely the result of stronger gross margins related to a higher mix of higher margin perishable department sales. Third quarter wholesale gross profit margin was 8.3% as compared to 8.0% in the third quarter of 2001. The slight improvement in the wholesale gross profit margin was primarily due to the negative effect in the third quarter of 2001 of a work stoppage at our Eldorado division.

Operating and administrative expenses were $127.3 million for the three-month period ended September 28, 2002, a decrease of $0.8 million, or 0.6%, from $128.1 million in the three-month period ended September 29, 2001. Operating and administrative expenses, as a percentage of net sales and service fees were 14.1% for the third quarter of 2002 which was consistent with the third quarter of 2001. Retail operating and administrative expenses were 20.5% of retail sales for 2002 as compared to 20.3% for 2001. This increase was primarily due to increased health insurance costs. Wholesale operating and administrative expenses decreased to 5.9% of wholesale sales for 2002 as compared to 6.3% for 2001. The decrease was primarily due to labor efficiencies achieved at our Wisconsin wholesale divisions.

Interest expense was $8.3 million for the three-month period ended September 28, 2002, an increase of $3.4 million, or 70.4%, from $4.9 million in the three-month period ended September 29, 2001. Substantially all of the increase is due to increased borrowings associated with the acquisition of the Company on June 6, 2002 (the "Acquisition"), by an affiliate of Willis Stein & Partners, offset somewhat by lower interest rates. Our average interest rate on outstanding indebtedness was approximately 6.8% in the third quarter of 2002 compared to 7.1% in the third quarter of 2001.

Provision for income taxes increased to $6.2 million for the three-month period ended September 28, 2002, from $5.8 million in the three-month period ended September 29, 2001. The effective income tax rate, however, decreased to 41.0% from 43.0% during the same period. This improvement was due primarily to the elimination of non-deductible goodwill with the adoption of SFAS No. 142.

Adjusted EBITDA was $36.5 million for the three-month period ended September 28, 2002, an increase of $6.5 million, or 21.9%, from $30.0 million for the three-month period ended September 29, 2001. Wholesale Adjusted EBITDA for the third quarter of 2002 was $19.8 million, an increase of $4.0 million from $15.8 million for 2001. This increase was partially due to the comparison in 2001, which included approximately $2.2 million in additional costs associated with the 2001 work stoppage at our Eldorado division as well as other improvements in gross margin and labor productivity. Retail Adjusted EBITDA for the third quarter of 2002 was $17.5 million, an increase of $2.2 million from $15.3 million for 2001. The increase in Adjusted EBITDA at the retail segment was due primarily to increased gross margins as discussed above and other operational improvements.

Net income was $9.0 million for the quarter ended September 28, 2002, an increase of $1.3 million, or 16.7%, from $7.7 million in the prior year. This improvement was driven by the factors discussed above.

Comparison of the Nine Month Periods Ended September 28, 2002 and
September 29, 2001
------------------------------------------------------------------

Net sales and service fees were $2,691.2 million for the nine-month period ended September 28, 2002, an increase of $235.3 million, or 9.6%, from $2,455.9 million in the nine-month period ended September 29, 2001. Sales from our wholesale operations were $2,243.2 million for 2002, an increase of $149.7 million, or 7.2% from $2,093.5 million in 2001. Sales from our retail operations were $1,166.3 million for 2002, an increase of $183.6 million, or 18.7% from $982.7 million in 2001. The sales increase was due in a large part to our May 2001 purchase of The Copps Corporation ("Copps"). This acquisition contributed $189.6 million to our sales increase in the first nine months of 2002 versus 2001, which included twenty additional weeks of sales compared to the prior year's results. Sales also increased at our existing wholesale and retail segments by $43.6 million and $2.2 million, respectively, primarily as a result of increased sales to existing wholesale customers and increased same store
sales.   Our same store sales improved 1.5% (including stores owned under previous ownership) for the nine months ended September 28, 2002 as compared to the prior period. This improvement in same store sales was offset somewhat by the sale and/or closing of five Company-owned retail stores, which accounted for decreased retail sales of approximately $21.7 million for the first nine months of 2002 versus 2001.

Gross profit was $450.1 million for the nine-month period ended September 28, 2002, an increase of $68.0 million, or 17.8%, from the $382.1 million in the nine-month period ended September 29, 2001. The increase in our gross profit for the first nine months of 2002 was due primarily to the purchase of Copps. The additional twenty weeks in 2002 of Copps results contributed approximately $58.5 million of additional gross profit. Gross profit margin for the same periods of 2002 and 2001was 16.7% and 15.6% respectively, with the increase due primarily to the sales mix of higher profits derived from Company-owned retail stores. Retail sales for the first nine months of 2002 represented 43.3% of net sales and service fees compared to 40.0% for the first nine months of 2001. The retail gross profit margin was 23.5% and 22.6% for the nine-month periods ended September 28, 2002 and September 29, 2001, respectively, with the increase due primarily to the acquisition of 21 Copps stores in May 2001, which maintained higher gross profit margins than our then existing company-owned stores. The wholesale gross profit margin for the nine-month period ended September 28, 2002 was 8.3% as compared to 8.1% during the comparable period of 2001.

Operating and administrative expenses were $380.3 million for the nine-month period ended September 28, 2002, an increase of $46.5 million, or 14.0%, from $333.8 million in the nine-month period ended September 29, 2001. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 14.1% for the nine-month period ended September 28, 2002 compared to 13.6% in 2001. The percentage increase was attributable to our acquisitions and the increased concentration in company-owned stores in 2002, which have a significantly higher ratio of operating costs to sales than our wholesale operations. Retail operating and administrative expenses were 20.6% of retail sales for 2002 as compared to 20.2% for 2001. This increase was due primarily to the acquisition of the Copps retail stores, which maintained a higher operating cost percentage than our then existing Company-owned stores. Wholesale operating and administrative expenses decreased to 6.0% of wholesale sales for 2002 as compared to 6.3% for 2001. The decrease was primarily due to labor efficiencies achieved at our Wisconsin wholesale divisions.

Interest expense was $16.9 million for the nine-month period ended September 28, 2002, an increase of $3.4 million, or 25.0%, from $13.5 million in the nine-month period ended September 29, 2001. Substantially all of the increase is due to increased borrowings associated with the Acquisition, offset somewhat by lower interest rates. Our average interest rate on outstanding indebtedness was approximately 6.7% in the nine-month period ended September 28, 2002 compared to 8.2% in the nine-month period ended September 29, 2001.

Provision for income taxes increased to $22.3 million for the nine-month period ended September 28, 2002, from $15.6 million in the nine-month period ended September 29, 2001. The effective income tax rate, however, decreased to 41.0% from 43.0% in 2001. This improvement was due primarily to the elimination of non-deductible goodwill with the adoption of SFAS No. 142.

Adjusted EBITDA was $105.4 million for the nine-month period ended September 28, 2002, an increase of $24.0 million, or 29.5%, from $81.4 million for the nine month period ended September 29, 2001. The increase was due primarily to our May 2001 purchase of Copps, which contributed approximately $11.9 million to our Adjusted EBITDA increase. Retail Adjusted EBITDA (including Copps) for the first nine months of 2002 was $50.0 million, an increase of $10.2 million from $39.8 million for 2001. Wholesale Adjusted EBITDA (including Copps) for the first nine months of 2002 was $60.0 million, an increase of $14.5 million from $45.5 million for 2001. The increase in Adjusted EBITDA at existing operations was due primarily to operational improvements at both the retail and wholesale segments, as discussed above.

Net income was $32.1 million for the nine-month period ended September 28, 2002, an increase of $11.4 million, or 55.0%, from $20.7 million in the prior year. This improvement was driven by the factors discussed above.

Seasonality
-----------

Seasonality has a minimal impact on our results of operations.


Liquidity and Capital Resources
-------------------------------

Our principal sources of cash were operating activities and borrowings. Cash flows provided by operating activities were $84.9 million in the first nine months of 2002 compared to $38.2 million in the first nine months of 2001. This increase was primarily due to (i) increased operating income, (ii) reduced income tax payments and the receipt of income tax refunds, (iii) increased accrued interest expense, and (iv) a reduction in our net investment in inventory (merchandise inventories less accounts payable).

Our principal historical uses of cash have been to provide for working capital, capital expenditures and acquisitions. Net cash flows used in investing activities were $597.0 million in the first nine months of 2002 compared to $94.0 million used in the first nine months of 2001. The increase is primarily due to activity related to the Acquisition, which consisted of $575.4 million of acquisition consideration. Investing activity for the same period in 2001 included the acquisition of Copps of $76.7 million.

Total capital expenditures were $23.6 million in the first nine months of 2002, which compared to $20.4 million in the prior year. These expenditures were for the construction of new stores, remodeling of existing stores and maintenance of our retail stores and wholesale distribution network. For the last quarter of 2002, we are expecting to spend approximately $20 million for capital expenditures. These expenditures are related to new store locations, remodeling of existing stores, technology upgrades, and the maintenance and upgrade of our wholesale distribution network.

From time to time, we provide long-term debt financing to certain independent retailers we serve to aid them in store expansion or improvements. Such loans are primarily secured by the retailer's inventory, equipment, personal assets, and other forms of guarantees.

Net cash flows provided by financing activities were $545.1 million in the first nine months of 2002 compared to $55.3 million in the first nine months of 2001. The cash flows in 2002 were primarily due to net increased borrowings of approximately $260.3 million and the contribution of approximately $314.5 million of equity capital to fund the Acquisition, offset somewhat by costs associated with the Acquisition. The cash flows in 2001 related to increased borrowings related primarily to the acquisition of Copps.

Working capital amounted to $82.1 million at September 28, 2002, compared to $24.9 million at December 29, 2001 and was $45.7 million at September 29, 2001. The increase, as compared to both periods was primarily related to the reduction of current maturities of long-term debt, which is a direct result of the Acquisition, and an increase in cash and cash equivalents.

As a result of the Acquisition, we have significant debt service
obligations, including interest, in future years.   On June 6, 2002, in
connection with the Acquisition we entered into a credit agreement with various lenders, allowing us to borrow $250.0 million under a term loan, and up $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The term loan will be repayable in 28 consecutive quarterly installments, the first 24 of which will each be in the amount of $625,000 and the last four of which will each be in the amount of $58.75 million. In addition, we issued $225.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes") as of the date of the Acquisition.

Our senior credit facility contains various restrictive covenants. It (i) prohibits us from prepaying other indebtedness, (ii) requires us to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio,(b) a maximum ratio of senior debt to EBITDA, and (c) a maximum ratio of total debt to EBITDA; and (iii) requires us to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the Notes if we fail to perform our obligations under or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

The indenture governing the Notes, among other things, (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these Notes and the senior credit facility also contain various covenants, which limit our discretion in the operation of our businesses.

Our principal source of liquidity is cash flow generated from operations and borrowings under our revolving credit facility. Our principal use of cash is to meet debt service requirements, finance our capital expenditures, make acquisitions and provide for working capital. We expect that cash available from operations, combined with funds available under our $125.0 million revolving line of credit, will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months. In addition, we may consider accessing the capital markets for additional financing if the opportunity presents itself and the terms of such financing are satisfactory to us.

Our ability to make payments on and to refinance our debt, and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, on or before maturity. There can be no assurance that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness may limit our ability to pursue any of these alternatives.

Critical Accounting Policies
----------------------------

Allowances for Losses on Receivables. Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Closed Store Lease Commitments. We have historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by us. We also lease store sites for our retail segment. Under the terms of the original lease agreements, we remain primarily liable for any commitments a retailer may no longer be financially able to satisfy as well as those of our own stores. Should a retailer be unable to perform under the sublease or should we close underperforming company-owned stores, we would record a charge to income for the cost of the remaining term of the lease, less any anticipated sublease income. Should the number of defaults by sublessees or company-owned store closures increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows.

Reserves for Self-Insurance. We are primarily self-insured for workers' compensation. It is our policy to record our workers' compensation liability based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers' compensation is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Pension Costs. Many of our employees are covered by noncontributory defined benefit pension plans. We account for these costs in accordance with Statement of Financial Accounting Standards ("SFAS ") No.87, which requires us to calculate pension expense and liabilities using actuarial assumptions, including a discount rate and long-term returns on assets. Actual returns on plan assets in excess of return assumptions have, in past years, kept pension expense and cash contributions to the plans at modest levels. Recent weaker market performance may significantly increase pension expense and cash contributions in the future unless asset returns again exceed the assumptions used. Changes in the interest rates used to determine the discount rate may also cause volatility in pension expense and cash contributions.

Effect of Inflation
-------------------

Our primary costs, inventory and labor, are affected by a number of factors that are beyond our control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the food distribution industry, we have generally been able to maintain gross profits by adjusting our retail prices, but competitive conditions may from time to time render us unable to do so while maintaining our market share.
Item 3.
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk relating to changes in interest rates relating to our variable rate debt. We have a significant amount of debt, much of it at floating rates. Our total debt as of September 28, 2002 is $488.9 million, of which $250.0 million bears interest at floating rates. Our total annual interest expense, assuming interest rates as they would have been in effect on September 28, 2002, is approximately $33 million.
A 10% rise in interest rates would increase our total annual interest expense by $1.1 million. Market risk relative to our fixed rate debt relates to change in fair value. The potential loss in fair value of a hypothetical 10.0% change in interest rates would not be material to the overall fair value of the debt.

Item 4.

Controls and Procedures

  (a)  Evaluation of disclosure controls and procedures.

          Within 90 days prior to the filing date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures (as defined in Rule 15d-14 under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


  (b)  Changes in internal controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation nor were there any significant deficiencies or material weaknesses in the Company's internal controls.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
-------------------------------------------------
The discussions in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," "should," and "will" are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Factors") are disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 30, 2001 filed on May 14, 2002(SEC File No. 002-94984) under the caption "Item 1. Business - Cautionary Factors."). Additional Cautionary Factors are also contained in the "Risk Factors" section of our prospectus for our Senior Notes as filed with the SEC on November 19, 2002. See Registration No. 333-97623 for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Factors. Neither the Company nor the Company subsidiary guarantors of its 8 7/8% Senior Subordinated Notes due 2012 undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.



                        PART II. OTHER INFORMATION


Item 1:   Legal Proceedings

          We are a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of our business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

          We are involved in litigation with a former officer and employee of Roundy's stemming from the termination of such employee's employment in 2001. We do not believe the claims in this suit have any merit, and we have vigorously contested them and will continue to do so.
          The same individual has also threatened to bring other legal actions against us and/or our officers. Our Board of Directors has evaluated these claims, and on the basis of that evaluation has concluded that there is no factual basis to support them. If such litigation is commenced, we intend to defend it vigorously. While we do not believe that this pending or threatened litigation will result in any material liability on our part, there can be no assurance to that effect.

Item 2:   Changes in Securities and Use of Proceeds.

          Issuance of common stock

          On June 6, 2002, the Company issued 1,000 shares of common stock to Roundy's Acquisition Corp. ("RAC") as part of a transaction in which RAC acquired all of the then issued and outstanding common stock of the Company from the holders thereof for $759.5 million. The issuance of common stock to RAC was exempt from registration under
          Section 4(2) of the Securities Act of 1933 (the "Securities Act"). The Company did not receive any proceeds from such transaction.

Item 3    Defaults Upon Senior Securities.

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to the vote of the stockholders or the holders of the Company's 8 7/8% Senior Subordinated Notes due 2012 during the quarterly period covered by this report.

Item 5.   Other Matters.

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.
          (a) The Exhibit Index contained in this Report immediately following the signature pages to this report is incorporated herein by this reference.

          (b) The Company did not file any current reports on Form 8-K during the quarter covered by this Report.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ROUNDY'S, INC.
                                  ---------------------------------------
                                            (Registrant)



Date:     December 6, 2002              ROBERT A. MARIANO
          ----------------       -----------------------------------------
                                 Robert A. Mariano, Chairman of the Board,
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)








                                           ROUNDY'S, Inc.
                                 -----------------------------------------
                                            (Registrant)





Date:     December 6, 2002                    DARREN W. KARST
          ----------------       ------------------------------------------
                                 Darren W. Karst, Executive Vice President and Chief Financial Officer
                                 (Principal Financial Officer)





                              CERTIFICATIONS


I, Robert A. Mariano, certify that:

  1.   I have reviewed this quarterly report on Form 10-Q of Roundy's, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  DECEMBER 6, 2002
       ____________________


                                             ROBERT A. MARIANO
                                   _________________________________________
                                   Robert A. Mariano, Chairman of the Board,
                                   Chief Executive Officer and President



                              CERTIFICATIONS


I, Darren W. Karst, certify that:

  1.  I have reviewed this quarterly report on Form 10-Q of Roundy's, Inc.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  DECEMBER 6, 2002
       ___________________


                                   DARREN W. KARST
                                   _________________________________________
                                   Darren W. Karst, Executive Vice President and Chief Financial Officer



                              Roundy's, Inc.
  Quarterly Report on Form 10-Q for the Quarter Ended September 28, 2002

                               EXHIBIT INDEX

The following exhibits to the Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit                        Description
  No.
-------- --------------------------------------------------------------
  2.1 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc. (1)

  2.2 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation (2)

  2.3 Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23, 1999 (3)

  2.4 Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts, Inc. (4)

  2.5 Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega Marts, Inc. (5)

  3.1    Roundy's, Inc. Amended and Restated Articles of
         Incorporation (6)

  3.2    Amended and Restated By-Laws of Roundy's, Inc. (7)

  4.1    Indenture of Trust dated June 6, 2002 between Roundy's,
         Inc. and BNY Midwest Trust Company, as Trustee (8)

  4.2    Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior
         Subordinated Notes due 2012 (9)

  4.3    Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior
         Subordinated Notes due 2012 to be issued in the Exchange Offer (9)

  4.4 Form of Guaranty to be issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the securities to be issued in the Exchange Offer (10)

 10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers (11)

 10.2    $375,000,000 Credit Agreement among Roundy's
         Acquisition Corp., Roundy's, Inc., as Borrower,
         The Several Lenders from Time to Time Parties
         Hereto, Bear Stearns Corporate Lending Inc., as
         Administrative Agent, Canadian Imperial Bank of
         Commerce, as Syndication Agent Bank One,
         Wisconsin, Cooperatieve Centrale Raiffeisen-
         Boerenleenbank B.A., "Rabobank Nederland", New
         York Branch, LaSalle Bank National Association,
         Associated Bank, N.A., Harris Trust and Savings
         Bank, M&I Marshall & Ilsley Bank, U.S. Bank,
         National Association, as Documentation Agents
         Dated as of June 6, 2002 (12)

 10.3    Guarantee and Collateral Agreement made by Roundy's
         Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns
         Corporate Lending Inc., as Administrative Agent
         Dated as of June 6, 2002 (13)

 10.4    Severance and Non-Competition Agreement dated April 13,
         1998 between the Registrant and Gerald F. Lestina (14)

 10.5    Amendment dated June 3, 1998 to Severance and Non-
         Competition Agreement between the Registrant and Gerald F. Lestina (15)

 10.6    Consulting Agreement dated July 1, 2002 between the
         Registrant and Gerald F. Lestina (16)

 10.7 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Messrs.
         Lestina, Ranus, Beketic and Sullivan (17)

 10.8 Board of Directors Resolution dated March 19, 2002 adopting Amendment to Supplemental Employee
         Retirement Plan (18)

 10.9 Excerpts from Board of Directors Consent Resolution adopting Amendment to Supplemental Employee
         Retirement Plan effective June 7, 2002 (19)

 10.10   Form of Deferred Compensation Agreement between the
         Registrant and certain executive officers including Messrs. Ranus, Beketic, Sullivan and
         Schmitt (20)

 10.11   Amendment dated March 31, 1998 to Form of Deferred
         Compensation Agreement between the Registrant and certain executive officers including Messrs.
         Ranus, Beketic, Sullivan and Schmitt (21)

 10.12   Second Amendment dated June 3, 1998 to Form of Deferred
         Compensation Agreement for certain executive officers including Ranus, Beketic, Sullivan and Schmitt (22)

 10.13   Directors and Officers Liability and Corporation
         Reimbursement Policy issued by American Casualty
         Company of Reading, Pennsylvania (CNA Insurance
         Companies) as of June 13, 1986 (23)


 10.14 Declarations page for renewal through November 1, 2002 of Directors and Officers Liability and Corporation
         Reimbursement Policy (24)

 10.15   1991 Stock Incentive Plan, as amended October 24, 2000
         (25)

 10.16 Form of Stock Appreciation Rights Agreement for certain executive officers including Messrs. Beketic, Sullivan and Schmitt (26)

 10.17   2001 Incentive Compensation Plan (27)

 10.18   Employment Agreement dated June 6, 2002 between
         Registrant and Robert F. Mariano (28)

 10.19   Employment Agreement dated June 6, 2002 between
         Registrant and Darren W. Karst (29)

 10.20   Employment Contract between the Registrant and Gary L.
         Fryda dated March 31, 2000 (30)

 10.21   Roundy's, Inc. Deferred Compensation Plan, effective
         March 19, 1996 (31)

 10.22   Board Resolution adopting amendment to Roundy's, Inc.
         Deferred Compensation Plan, effective October 23, 2001
         (32)

 10.23 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Lestina, Ranus, Busch, Sullivan, Paterson, Behm, Fryda, Beketic, Schmitt, Kitz, Kosmaler, and Goddard (33)

 10.24 Excerpts from Roundy's, Inc. Board of Directors resolution adopted December 10, 1980 relating to post-retirement health care benefits for certain officers, including Messrs. Lestina and Ranus (34)

 10.25   Confidentiality and Noncompete Agreement dated June 6,
         2002 between the Registrant and Gerald F. Lestina (35)

 10.26   Confidentiality and Noncompete Agreement dated June 6,
         2002 between the Registrant and Robert D. Ranus (36)

 10.27   Roundy's, Inc. Deferred Compensation Plan Amended and
         Restated August 13, 2002 (37)

 10.28   Board Resolution dated August 13, 2002 terminating
         Roundy's, Inc. 2001 Incentive Compensation Plan (38)

 99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
         HEREWITH)

 99.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
         HEREWITH)


(1) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(2) Incorporated by reference to Exhibit 2.4 to Registrant's Current Report on Form 8-K filed with the Commission on June 1, 2001
     (Commission File No. 002-94984).

(3) Incorporated by reference to Exhibit 2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000 (Commission File No. Form 002-94984).

(4) Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed with the Commission on April 14, 2000 (Commission File No. 002-94984).

(5) Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K filed with the Commission on April 14, 2000 (Commission File No. 002-94984).

(6) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(7) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(8) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(9)  Included as Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit
     4.1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(10) Included as Exhibit E to the Indenture of Trust, Exhibit 4.1 to this Registration Statement.

(11) Incorporated by reference to Exhibit 10.1 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623)

(12) The Exhibits listed on page v of the Credit Agreement, Exhibit 3.2, consist of the form of Collateral and Guarantee Agreement and the exhibits thereto which are included as part of Exhibit 3.3 to Registrant's Registration Statement on Form S-4

(13) Incorporated by reference to Exhibit 10.3 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(14) Incorporated by reference to Exhibit 10.4 to Registrant's
     Registration Statement on Form S-2 dated April 28, 1998 (Commission File No. 333-57505)

(15) Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(16) Incorporated by reference to Exhibit 10.6 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(17) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999 (Commission File No. 002-94984)

(18) Incorporated by reference to Exhibit 10.8 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(19) Incorporated by reference to Exhibit 10.9 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(20) Incorporated by reference to Exhibit 10.1, of Registrant's
     Registration Statement on Form S-2 (File No. 333-57505) dated April
     24, 1997

(21) Incorporated by reference to Exhibit 10.1(a) to Registrant's
     Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 333-57505)

(22) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(23) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987, (Commission File Nos. 002-66296 and 002-94984)

(24) Incorporated by reference to Exhibit 10.2(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002, (Commission File No. 002-94984)

(25) Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March 29, 2001 (Commission File No. 002-94984)

(26) Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(27) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002 (Commission File No. 002-94984)

(28) Incorporated by reference to Exhibit 10.18 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(29) Incorporated by reference to Exhibit 10.19 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(30) Incorporated by reference to Exhibit 10.11 to registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000 (Commission File No. 002-94984)

(31) Incorporated by reference to Exhibit 10.5 to Registrant's
     Registration Statement on Form S-2, dated April 26, 1996 (Commission File No. 333-57505)

(32) Incorporated by reference to Exhibit 10.22 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(33) Incorporated by reference to Exhibit 10.23 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(34) Incorporated by reference to Exhibit 10.24 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(35) Incorporated by reference to Exhibit 10.25 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(36) Incorporated by reference to Exhibit 10.26 to Registrant's
     Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on August 2, 2002.

(37) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on October 18, 2002.

(38) Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-97623) filed with the Commission on October 18, 2002.


                                                         Exhibit 99.1


                CERTIFICATION OF PERIODIC FINANCIAL REPORT
         PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Robert A. Mariano, Chief Executive Officer of Roundy's, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge:

               (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 28, 2002
                    (the "Report") fully complies with the
                    requirements section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                    Dated: December 6, 2002



                                       ROBERT A. MARIANO
                                       _________________________________
                                       Chief Executive Officer
                                       Principal Executive Officer







                                                        Exhibit 99.2

                CERTIFICATION OF PERIODIC FINANCIAL REPORT
         PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


          I, Darren W. Karst, Chief Financial Officer of Roundy's, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, That, to my knowledge:

               (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 28, 2002 (the "Report") fully complies with the requirements section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                    Dated: December 6, 2002


                                     DARREN W. KARST
                                     _________________________________
                                     Executive Vice President And
                                     Chief Financial Officer
                                     Principal Financial Officer