Form 10-K
period 2002-12-28
ROUNDYS INC
filed 2003-03-27
CIK 314423

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 28, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _____________ to _______________

       Commission file number: 002-94984

                                 Roundy's, Inc.
             (Exact name of registrant as specified in its charter)

         Wisconsin                                              39-0854535
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

      23000 Roundy Drive
      Pewaukee, Wisconsin                                     53072
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (262)953-7999

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

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] [ ]

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

As of June 30, 2002 and March 27, 2003 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is controlled by the Willis Stein Funds (as defined in Item 1. BUSINESS) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 ROUNDY'S, INC.
                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002


                                TABLE OF CONTENTS

PART I                                                                                 PAGE
                                                                                       ----
Item 1.  Business                                                                        1

Item 2.  Properties                                                                     12

Item 3.  Legal Proceedings                                                              13

Item 4.  Submission of Matters to a Vote of Security Holders                            13

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          13

Item 6.  Selected Financial Data                                                        14

Item 7.  Management's Discussion and Analysis of Financial Condition and                16
           Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk                     23

Item 8.  Financial Statements and Supplementary Data                                    24

Item 9.  Changes in and Disagreements with Accountants on Accounting and                55
           Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant                             56

Item 11. Executive Compensation                                                         59

Item 12. Security Ownership of Certain Beneficial Owners and Management                 63

Item 13. Certain Relationships and Related Transactions                                 64

Item 14. Controls and Procedures                                                        67

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                68

SIGNATURES

CERTIFICATIONS

EXHIBIT INDEX

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed herein (see "Risk Factors" at the end of Item 1). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).

ITEM 1. BUSINESS

BACKGROUND

Roundy's, Inc. ("Roundy's") wholesale operations date back to 1872, when Roundy, Peckham & Dexter, a privately owned wholesaling company, was formed. In 1952, Roundy, Peckham & Dexter was sold to certain of its customers and the company was incorporated as Roundy's, Inc. Through the 1970s, Roundy's continued to operate as a retailer-owned cooperative, with food wholesaling operations largely focused in Wisconsin. In the early 1980s, Roundy's initiated a strategic plan to grow the wholesale operations by strategically acquiring food wholesalers both within and around Wisconsin. Roundy's opened the first Pick 'n Save store in 1975 and built a base of company-owned and operated retail stores throughout the 1980s and 1990s. In 2000 and 2001 Roundy's embarked on a strategy of further expanding the retail store base through selective acquisitions. Roundy's, Inc. and its subsidiaries (collectively the "Company") is a leading food retailer in the state of Wisconsin. As of December 28, 2002, the Company owns and operates 64 retail grocery stores, of which 56 are located in Wisconsin and eight are located elsewhere in the Midwest. The Company distributes a full line of food and non-food products from eight wholesale distribution centers in four Midwestern states and provides value-added services to approximately 800 licensee and independent retail locations in Wisconsin and throughout the Midwest.

On June 6, 2002, all of the issued and outstanding capital stock of Roundy's was purchased by Roundy's Acquisition Corporation ("RAC") from its former owners. This purchase is referred to throughout this report as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors. The remaining RAC common and preferred stock is owned by certain members of Roundy's, Inc. management (see "ITEM 12. Security Ownership of Certain Beneficial Owners and Management"), including Messrs. Mariano and Karst (who purchased RAC stock in connection with the Transactions - see ITEM 13. Certain Relationships and Related Transactions - Equity Arrangements) and Messrs. Fryda, Schmitt and Kitz.

For purposes of comparison, the results of operations for the period from June 7, 2002 to December 28, 2002 will be combined with the results of operations of Roundy's for the period from December 30, 2001 to June 6, 2002 and then compared with the results of operations of Roundy's for the year ended December 29, 2001. For purposes of the financial statement presentation, the Predecessor Company refers to the Company prior to the consummation of the Transactions and Successor Company refers to the Company after the consummation of the Transactions.

Retail Operations. The Company operates 64 company-owned retail grocery stores primarily under the Pick 'n Save and Copps banners. The majority of the Pick 'n Save and Copps stores are combination food and drug stores, offering all of the products and services typically found in a traditional supermarket as well as a pharmacy, a broad line of health and beauty care products and a large selection of seasonal merchandise. During fiscal years 2002, 2001 and 2000 the stores (including stores operated while under previous ownership) experienced annual same store sales growth of 1.6%, 3.5% and 3.4%, respectively.

Pick 'n Save. In addition to the 39 company-owned stores, the Company also licenses the Pick 'n Save brand name to independent retailers operating 51 locations primarily in Wisconsin. The Pick 'n Save stores are operated as high volume, everyday low price ("EDLP") retail grocery stores that seek to provide customers with the lowest tape total in their respective market. In the Company's markets, this low price strategy is uniquely complemented by a broad assortment of high quality perishables and focuses on providing the same level of customer service and variety found in traditional supermarkets. For example, many Pick 'n Save stores have pharmacies, in-store banks and full service deli, meat and bakery departments.

Copps. The majority of the Copps stores are operated as combination food and drug stores, with the remainder operated as traditional supermarkets. The Company believes that the Copps stores have developed a reputation within their markets for providing a high level of customer service and quality perishables.

Wholesale Operations. From the eight strategically located wholesale distribution centers located in Wisconsin (3), Indiana (2), Ohio (2) and Illinois (1), the Company supplies over 30,000 products to approximately 800 licensee and independent retail locations. The Company's customer base includes company-owned stores, licensed Pick 'n Save locations and single and multi-location independent retailers. The Company is a full-service distributor with a broad product line that includes dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products offered under both national brands and private labels, including Roundy's and Old Time labels. The eight wholesale distribution centers aggregate approximately 3.7 million square feet, approximately 79% of which the Company owns. The Company believes that the annual wholesale net sales volume provides it with economies of scale and substantial purchasing power.

RETAIL OPERATIONS

Company-owned retail grocery stores are operated primarily under the Pick 'n Save and Copps banners. Over the past three years, the focus on expanding the retail operations has led the Company to make selective acquisitions to increase the store base in its markets. As a result, the number of company-owned stores increased from 43 stores at the end of 2000 to a current store base of 74 as of March 27, 2003.

                                                                   FISCAL YEAR ENDED
                                            AS OF           -------------------------------
                                       MARCH 27, 2003       2002           2001        2000
                                       --------------       ----           ----        ----
Pick `n Save format stores                   49              39             35          37
Copps format stores                          25              25             26           6
                                             --              --             --           -
   Total Company-owned stores                74              64             61          43
                                             ==              ==             ==          ==

As of December 28, 2002, 56 of the Company's stores were located in Wisconsin, with an additional four in Michigan, two in Ohio and one each in Illinois and Indiana. Stores range in size from 25,900 to 131,000 square feet.

The Company has focused on leveraging its strong brand names, high level of customer service, high quality perishables and strategically located stores, to increase market share. The Pick 'n Save banner maintains the number one market position in the Milwaukee metropolitan area. Additionally, through the Pick 'n Save and Copps banners, the Company also maintains the number one market positions in several of Wisconsin's other large markets, including Madison, Appleton, Racine, Fond du Lac, Oshkosh, West Bend and Kenosha.

Pick 'n Save. The Company's 39 Pick 'n Save format stores operate principally in Wisconsin (35) and are operated as high volume, EDLP retail grocery stores that seek to provide customers with the lowest tape total in their respective market. In these markets, this low price strategy is uniquely complemented by a broad assortment of high quality perishables and the focus on providing the same levels of customer service and variety found in traditional supermarkets. For example, 16 of the Pick 'n Save stores have pharmacies that are leased and operated by Aurora Healthcare, 26 have in-store banks that are leased and operated by third party financial institutions, and all have full-service deli, meat and bakery departments.

The combination of the 35 company-owned Pick 'n Save stores in Wisconsin and the 51 licensed Pick 'n Save stores, of which 48 are located in Wisconsin, makes Pick 'n Save the largest supermarket chain operating under a single banner in Wisconsin both in terms of number of stores and annual sales.

Pick 'n Save format stores are generally large, modern and situated in high traffic areas. These stores follow a merchandising strategy in which they provide high quality perishables while maintaining everyday low prices. The Pick 'n Save format stores also carry approximately 2,250 private label products under both the Roundy's and Old Time labels. In 2002, private labels in the Pick 'n Save stores accounted for approximately 9.3% of the net retail sales.

Copps. The Company's 25 Copps format stores operate in Wisconsin (21 stores operate under the Copps banner) and in Michigan (four stores operate under the Orchard Foods banner). The majority of the Copps stores operate as combination food and drug stores, with the remainder operating as traditional supermarkets. The Company believes that the Copps stores have developed a reputation within their respective markets for providing a high level of customer service and high quality perishables. In addition, the Copps stores operate under a promotion-driven pricing strategy through weekly advertising circulars.

A typical Copps store consists of a center section featuring dry grocery products (including frozen foods), general merchandise and health and beauty care products. This center section is bordered by specialty departments that are carefully managed with respect to product presentation, size, decor and appearance. The peripheral areas typically include produce (with a nearby natural foods section), meat and seafood, bakery, deli, dairy, liquor and video departments.

Copps stores seek to be service leaders in their given markets with a broad range of high quality products. In addition, the Company attempts to differentiate the Copps stores from their competitors by providing an extensive range of services and an upscale ambience. For example, 12 of the Copps stores have full-service pharmacies operated by Aurora Healthcare, six stores in Wisconsin have adjacent fuel centers and most stores have ATM machines and/or in-store banks.

WHOLESALE OPERATIONS

The Company's wholesale operations sell and distribute a broad range of food and non - food products to (i) company-owned retail stores; (ii) licensed Pick 'n Save locations; and (iii) independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

Customers Served. The Company's wholesale segment distributes to (i) 64 company-owned stores; (ii) 51 licensed Pick 'n Save stores; and (iii) approximately 700 independent retail locations. Roundy's is the primary supplier for all of the company-owned stores and licensed Pick 'n Save stores and the Company believes that the majority of the independent retailers also use the Company as their primary supplier. The following chart illustrates the percentage of the wholesale net sales sold to each customer group:

       CUSTOMER TYPE                             FISCAL YEAR ENDED
       -------------                  -------------------------------------
                                       2002            2001           2000
                                      ------          ------         ------
Company-owned stores                   32.4%           29.5%          22.0%
Licensed Pick `n Save stores           22.3            22.8           22.6
Independent retailers                  45.3            47.7           55.4
                                      -----           -----          -----
   Total                              100.0%          100.0%         100.0%
                                      =====           =====          =====


The Company believes it has a balanced customer base that ranges from small, conventional grocery store operators to large, modern superstores. The majority of its customers are independent, conventional food retailers operating one or more stores. As of December 28, 2002, approximately 110 of the customers operated more than one retail food store, with the largest independent customer operating 42 retail food stores. However, on an aggregate dollar basis, the majority of the Company's net sales are derived from sales to company-owned stores and to licensed Pick 'n Save stores. The Company believes that this diversification of the wholesale customer base provides it with a wholesale revenue stream that is not dependent upon any single customer or group of customers. In addition, the Company believes it has been successful at building long-term relationships with its broad base of customers. In 2002, the Company's largest independent customer accounted for approximately five percent of its wholesale net sales.

The Company has long-term license and supply contracts in place with approximately 200 of the retail locations that it serves, which corresponds to approximately $1.1 billion, or 37.3% of its total wholesale net sales for 2002. These license and supply contracts contain numerous provisions that serve to strengthen customer relationships, including, in many cases, (i) license of the Pick 'n Save banner; (ii) sublease of the real property and associated buildings; (iii) long term duration (current remaining average duration of over five years); (iv) minimum purchase amounts; (v) the supply of private labels that the Company controls, including the Roundy's and Old Time labels; (vi) the Company's right of first refusal to purchase licensed Pick 'n Save locations; and (vii) other value-added services provided by the Company. As a result of the license and supply agreements in place with the Company's customers, it believes that it has created strong economic incentives for both its licensed customers and its other independent customers under supply contracts to maintain their relationship with and maximize their purchases from the Company.

Licensees. In addition to company - owned stores, the Company also licenses the Pick 'n Save brand name to 51 independent retail stores located primarily in Wisconsin. Under the terms of each licensing agreement, the Company allows the licensees to use the Pick 'n Save banner free of charge in exchange for entering into supply agreements in which the licensees agree to purchase a majority of their product requirements from the Company.

Products. The Company offers customers over 30,000 products across seven different product categories, including dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and non - food products. The Company sells most nationally advertised brands as well as numerous products under its private and controlled labels.

Private Labels. Private and controlled labels include Roundy's, Old Time, Shurfine, IGA and Buyers' Choice. The Company developed the Roundy's brand private label in the late 1800s, and today, the label consists of over 2,000 items. The Company attempts to position these items as being of equal or better value than the comparable branded product, but offered at a lower price. The Company also owns the Old Time brand which consists of approximately 250 items and is positioned as a value alternative to the Roundy's brand. Roundy's and Old Time are the primary private labels in both the Pick 'n Save format stores and substantially all of the Company's independent retail customers' stores. IGA is the primary private label in the Copps format stores.

Procurement. The Company believes it has developed economies of scale and substantial purchasing power with respect to its suppliers. The Company believes that its ability to procure products at the best available prices provides it with a competitive advantage by allowing it to sell its merchandise to customers at competitive prices.

The Company conducts product procurement at both the corporate and divisional levels depending on the type of product. Branded products are typically procured at the divisional level, based on local market demand/preferences. Certain products such as milk, bread, spices, ice cream and certain meats, as well as private label products, are purchased centrally at the corporate level. The Company believes that further centralization of the procurement functions at the corporate level will enable it to obtain more favorable economic terms from its suppliers. The Company purchases products from numerous vendors, with no vendor representing more than approximately 7% of total purchases in 2002.

Distribution Network. The Company conducts its wholesale operations through eight distribution centers aggregating approximately 3.7 million square feet, approximately 79% of which it owns. Distribution centers are located in Wisconsin (3), Indiana (2), Ohio (2) and Illinois (1). On average, the distribution centers serve a geographic radius of approximately 250 miles and the Company's average customers are within approximately 125 miles of the primary distribution center serving them. The Company's distribution network is supported by a modern fleet of 272 tractors, 770 trailers and nine delivery trucks. The average age of the tractors and trailers is four years and seven years, respectively.

Value - Added Services. In an effort to both help its customers compete more effectively and to enhance and solidify the relationships with its customers, the Company offers certain value - added services to Pick 'n Save licensees and its independent customers. These services include market analysis, business development, accounting and inventory control and retail training. The Company provides the vast majority of these services to its customers at no additional fee. Some of these services are provided by regional retail counselors and merchandising specialists the Company employed. Their responsibilities include
(i) analyzing and recommending store facilities and equipment; (ii) developing programs and objectives for establishing efficient methods and procedures for receipt, handling, processing, checkout and other operations; (iii) informing customers about the latest industry trends; and (iv) assisting and dealing with customers' training needs.

Capital Investment in Customers. As part of the value-added services the Company offers to retailers, it occasionally leases equipment to retailers and provides capital to qualified customers through secured loans, becoming primarily or secondarily obligated under store leases. In making credit and investment decisions, the Company considers many factors, including estimated return on capital and assumed risks and benefits (including its ability to secure long - term supply contracts with these customers).

      - Secured Loans and Lease Guarantees. The Company selectively makes loans to customers for store expansions or improvements. The Company has a corporate finance committee that carefully analyzes each loan application according to strict written standards. These loans are typically secured by inventory and store fixtures, have personal guarantees, bear interest at rates above the prime rate and are for terms of five to seven years. As of December 28, 2002, there were $7.5 million of outstanding secured loans to Pick 'n Save licensees and independent customers. In addition, the Company occasionally guarantees loans and lease obligations for certain of its customers. At December 28, 2002 the total amount of outstanding loan and lease guarantees was $1.1 million.

      - Store and Equipment Leases. On an individual basis, the Company occasionally subleases store sites and equipment to qualified customers, generally at a premium to its cost of the primary lease. This enables these customers to be more economically competitive with larger grocery store chains and allows them to bid on store sites at favorable rates. In exchange, the Company receives tangible benefits from these activities as it requires customers to direct a majority of its purchasing activities to its wholesale operations during the term of the sublease, and the Company gains a right of first refusal on the store in the event it is sold. In fiscal 2002, 2001 and 2000, the Company received aggregate sublease rentals of $21.7 million, $21.8 million and $23.3 million, respectively, from a diverse group of licensed Pick 'n Save licensees and independent customers.

COMPETITION

The grocery industry, including the wholesale food distribution business, is a competitive market. In order to compete effectively, the Company must have the ability to meet fluctuating competitive market prices, provide a wide range of perishable and nonperishable products, make prompt and efficient delivery and provide the related services which are required by modern supermarket operations.

The Company competes with a number of local and regional grocery wholesalers and with a number of major businesses, which market their products directly to retailers, including companies having greater financial resources than it. The Company's wholesale customers and its company-owned stores also compete at the retail level with several chain store organizations, which also have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national businesses. The Company's success is in large part dependent upon the ability of its company-owned retail stores and wholesale customers to compete with larger grocery store chains.

In competing for customers, emphasis is placed on high quality and a wide assortment of products, low service fees and reliability of scheduled deliveries. The Company believes that the range and quality of other business services provided to retail store customers by the wholesaler are increasingly important factors, and that success in the wholesale food industry is dependent upon the success of its customers who are also engaged in a competitive, low profit margin industry.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations. All of its owned properties are subject to liens under the senior credit facility.

EMPLOYEES

As of December 28, 2002, the Company had 13,151 employees, including 7,248 full-time employees and 5,903 part-time employees. The following table illustrates the approximate allocation of the Company's employees by functional area as of December 28, 2002:

                                                      NUMBER
                                                        OF               % OF
AREA                                                EMPLOYEES            TOTAL
----                                                ---------            -----
Executive, administrative and clerical                1,370              10.4%
Warehouse, processing and drivers                     1,572              12.0
Retail operations                                     4,306              32.7
Part-time employees in all areas                      5,903              44.9
                                                     ------             -----
   Total                                             13,151             100.0%
                                                     ======             =====

Approximately 37% of the Company's employees are covered by 26 collective bargaining agreements (typically having 3 to 5 year terms) negotiated with several different local unions. Of those employees, approximately 1,000 are currently working under the terms of union contracts which expired in 2002. The Company is currently in the process of renegotiating these expired agreements. As of March 27, 2003, contracts covering approximately 22% of the unionized workforce, will expire during the year. The Company does not anticipate any difficulty in renegotiating these contracts. The Company believes that its relationships with its employees are good.

MANAGEMENT INFORMATION SYSTEMS

The Company maintains state-of-the-art management information systems in order to realize greater operating efficiencies and customer service and minimize its cost of operations. The Company believes that the installation of buying, inventory tracking and receiving systems has resulted in significant cost savings.

The Company operates a centralized financial reporting system that automatically pulls general ledger, accounts payable, fixed assets and payroll data from each of its nine divisions. The Company has also installed an accounts payable, purchasing and receiving system in its divisions that quickly reconciles these accounts and eliminates duplicative paper work.

The Company has installed state-of-the-art inventory tracking systems in each of its divisions. Through the use of bar codes, the Company can monitor and control the flow of inventory in its warehouses from delivery to dispatch. While in the warehouse, the system can identify both the location and quantity of inventory and can formulate the most efficient route for the product to be pulled to fill a customer order. As a result of the implementation of these systems, the Company has reduced warehouse shrinkage, inventory spoilage and delivery scratch rates, which has helped to increase overall profitability.

TRADE NAMES, SERVICE MARKS AND TRADEMARKS

The Company uses a variety of trade names, service marks and trademarks. The Company owns the Pick 'n Save name and licenses it to retailers operating 51 stores. These licensees pay no licensing fees and substantially all have executed a license and supply agreement which requires them to purchase the majority of their products from the Company. The Company also has trademarks, registered or otherwise, including Roundy's, Pick 'n Save, Copps, Old Time and Buyers' Choice, which it uses in the ordinary course of business.

GOVERNMENTAL REGULATION

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and other agencies.

ENVIRONMENTAL REGULATION

The Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. These laws include the Federal Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, and analogous state laws. The Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the facilities are situated, regardless of whether it leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. Although the Company typically conducts a limited environmental review prior to acquiring or leasing new facilities or undeveloped land, there can be no assurance that known or unknown environmental conditions relating to prior, existing or future facility sites or its activities or the activities of its predecessor in interest will not have a material adverse effect on it. It is difficult to predict future environmental costs as the costs of environmental compliance vary significantly depending on the extent, source and location of the contamination, geological and hydrological conditions, available reimbursement by state agencies, the enforcement policies of regulatory agencies and other factors.

RISK FACTORS

This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company (see "Forward-Looking Statements" on page one). Such statements are based on management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

Factors that could cause actual results to differ materially from those contemplated include:

HIGHLY COMPETITIVE INDUSTRY

The wholesale food distribution and retail grocery industries are highly competitive and characterized by relatively high inventory turnover at relatively low profit margins. A significant portion of the Company's sales are made at prices based on the cost of products it sells plus a percentage markup. As a result, the Company's profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

This level of competition has caused the Company's industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry's already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, breadth and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. Similarly, in the retail arena participants also compete with regard to quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. As a result of these pressures, alternative format food stores such as warehouse stores and supercenters, benefiting from concentrated buying power and low-cost distribution technology, have increasingly gained market share at the expense of traditional supermarket operators, including independent operators, many of whom are the Company's customers. The market share of such alternative format stores is expected to grow in the future. An additional result of these pressures can be seen in vendors increasingly directing their efforts to large retail supermarket chains that are capable of purchasing directly from producers and distributing products to their supermarkets for sale to consumers. The Company believes that these changes have led to reduced margins and lower profitability among many of its customers.

Food wholesalers also compete based on willingness to invest capital in their customers. Some of these competitors have, and new competitors may have, substantially greater financial and other resources than the Company has. Furthermore, consolidation in the industry, heightened competition among the Company's suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company's business, financial condition and results of operations.

GROWTH MANAGEMENT AND INTEGRATION OF THE COMPANY'S ACQUISITIONS

As part of the Company's long-term strategy, the Company intends to pursue strategic acquisition opportunities in the retail grocery store industry primarily in and around its existing primary market of Wisconsin. In pursuing this acquisition strategy, the Company faces risks commonly encountered with growth through acquisition. These risks include, but are not limited to, incurring significantly higher than anticipated financing related risks and operating expenses, failing to assimilate the operations and personnel of acquired businesses, failing to install and integrate all necessary systems and controls, losing customers, entering markets in which the Company has no or limited experience, disrupting its ongoing business and dissipating its management resources. Realization of the anticipated benefits of a strategic acquisition may take several years or may not occur at all.

The Company's acquisition strategy may place a significant strain on its management, operational, financial and other resources. The success of the Company's acquisition strategy will depend on many factors, including its ability to: identify suitable acquisition opportunities; successfully close acquisitions at valuations that will provide anticipated returns on invested capital; quickly and effectively integrate acquired operations in order to realize operating synergies; obtain necessary financing on satisfactory terms; and make the payments on the substantial indebtedness that the Company might incur as a result of these acquisitions. The Company may not be able to successfully execute its acquisition strategy, and any failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has engaged in and continues to engage in evaluations and discussions with respect to potential acquisitions.

LOANS TO INDEPENDENT RETAILERS

From time to time, the Company extends secured loans to its licensed Pick 'n Save wholesale customers and its independent retail customers to assist them in remodeling and expanding existing retail locations and to develop new retail outlets. Such loans are generally extended to small businesses in the normal course of business and are unrated and generally illiquid. The Company's portfolio of loans to its licensed Pick 'n Save wholesale customers and its independent retail customers had an aggregate balance of approximately $7.5 million at December 28, 2002, approximately $9.9 million at December 29, 2001 and approximately $10.5 million at December 30, 2000.

The Company also provides from time to time in the normal course of business financial assistance to its licensed Pick 'n Save wholesale customers and its independent retail customers by guaranteeing customer loans and leases entered into by them directly with lessors. As of December 28, 2002, the Company guaranteed approximately $1.1 million of such loans and leases of its licensed Pick 'n Save wholesale customers and its independent retail customers. In addition, the Company leases store sites and equipment for sublease to qualified licensed Pick 'n Save wholesale customers and its independent retail customers. During the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 the Company received aggregate rental income of $21.7 million, $21.8 million and,

$23.3 million, respectively from such sublease arrangements and it expects to receive similar amounts going forward.

Subject to the provisions of the Company's indenture, the Company intends to continue, and possibly increase, the amount of loans, guarantees and subleases to its licensed Pick 'n Save wholesale customers and its independent retail customers. However, credit losses from existing or future loans or commitments may have a material adverse effect on the Company's business, financial condition and results of operations.

LOSS OF THE SERVICES OF ANY MEMBER OF SENIOR MANAGEMENT TEAM AFFECTS OUR
BUSINESS

The Company depends on the services of its senior management team. The loss or interruption of the continued full-time services of certain key personnel including Robert A. Mariano, Chairman, President and Chief Executive Officer, and Darren W. Karst, Executive Vice President and Chief Financial Officer, could have a material adverse effect on the Company's business and there can be no assurance that it will be able to find replacements with equivalent skills or experience at acceptable salaries. The Company does not maintain key man life insurance for any of the members of our senior management team other than Robert
A. Mariano and it does not have employment agreements with any members of its senior management team other than Robert A. Mariano, Darren W. Karst, Gary L. Fryda and Donald S. Rosanova.

LABOR

The Company currently participates in 22 union contracts covering employees in its retail and wholesale operations. These contracts, which expire between February 2003 and March 2006, apply to approximately 28% of the Company's approximately 13,150 employees. In addition, approximately 1,000 of the Company's employees are currently working under the terms of union contracts which expired in 2002. The Company is currently in the process of renegotiating these expired agreements. The Company's relations with the unionized portion of its workforce may not remain positive and its workforce may initiate a strike, work stoppage or slowdown in the future. In the event of such an action, the Company's business, financial condition and results of operations could be negatively affected, and it may not be able to adequately meet the needs of its customers utilizing its remaining workforce. In addition, the Company may have similar actions with its non-unionized workforce.

The Company's continued success depends on its ability to attract and retain qualified personnel in all areas of its business. The Company competes with other businesses in its markets with respect to attracting and retaining qualified employees. The labor market is currently tight and the Company expects the tight labor market to continue. A shortage of qualified employees may require the Company to continue to enhance its wage and benefits package in order to compete effectively in the hiring and retention of qualified employees or to hire more expensive temporary employees. The Company's labor costs may continue to increase and such increases may not be recoverable through increased prices charged to customers. Any significant failure by the Company to attract and retain qualified employees, to control its labor costs or to recover any increased labor costs through increased prices charged to customers could have a material adverse effect on the Company's business, financial condition and results of operations.

NET SALES FROM OUR CUSTOMERS THAT WERE FORMERLY STOCKHOLDERS MAY DECLINE DUE TO THE CESSATION OF PAYMENT OF PATRONAGE DIVIDENDS

The Company's customers that were stockholders prior to the Transactions accounted for approximately 22% and 27% of its consolidated net sales in 2001 and 2000, respectively. The Company's by-laws required it to pay patronage dividends to these former stockholders based upon their wholesale business activities conducted with the Company. Because these customers are no longer stockholders and the Company no longer operates as a cooperative, it has ceased paying patronage dividends to them. As a result, subject to contractual requirements, such customers may reduce the level of their wholesale purchases from the Company, as compared to historical levels. If such a decline in purchasing levels occurs, the Company's financial performance may be materially adversely affected if it is unable to sufficiently increase its net sales from new or other existing customers. Because the Company has few long-term contracts with suppliers and it does not control the actual production of the products it sells, the Company may be unable to obtain adequate supplies of its products.

LACK OF SUPPLIER LONG-TERM CONTRACTS

Suppliers may not provide the food products and supplies the Company needs in the quantities requested for a variety of reasons such as job actions or strikes by their employees and transportation interruptions. Similarly, because the Company does not control the actual production of the products it sells, it is also subject to delays caused by interruptions in production based on conditions outside of its control including weather, crop conditions and catastrophic events. The Company's inability to obtain adequate supplies of its food products as a result of any of the foregoing factors, or otherwise, could mean that the Company might not be able to fulfill its obligations to its customers, and as a result, the Company's customers may turn to other distributors.

EXPOSURE TO PRODUCT LIABILITY CLAIMS AND ADVERSE PUBLICITY

The packaging, marketing and distribution of food products purchased from others entails an inherent risk of product liability, product recall and resultant adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims. Such claims may be asserted against the Company and it may be obligated to perform such a recall in the future. If a product liability claim is successful, the Company's insurance may not be adequate to cover all liabilities it may incur, and the Company may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party, and their insurance carriers, if any, as well as the insured limits of any insurance provided by suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on its ability to successfully market its products and on the Company's business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that the Company's products caused illness or injury could have a material adverse effect on its reputation with existing and potential customers and or the company's business, financial condition and results of operations.

GOVERNMENT REGULATION

The Company's distribution and retail facilities are subject to various federal, state and local workplace regulations including, but not limited to, the laws, rules and regulations pertaining to liquor licensing. Failure to comply with all applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls, seizures and criminal sanctions, which could have a material adverse effect on the Company's business, financial condition and results of operations. However, compliance with current or future laws or regulations could require the Company to make material expenditures or otherwise adversely affect the way the Company operates its business and its results of operations and financial condition.

ENVIRONMENTAL REGULATION

The Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. For example, under applicable environmental laws the Company may incur expenses with regard to the operation of fuel centers at certain locations. Known or unknown environmental conditions relating to prior, existing or future facility sites the Company activities or the activities of its predecessor in interest may have a material adverse effect on the Company. It is difficult to predict future environmental costs as the costs of environmental compliance vary significantly depending on the extent, source and location of the contamination, geological and hydrological conditions, available reimbursement by state agencies, the enforcement policies of regulatory agencies and other factors.

VULNERABILITY TO CERTAIN NATIONAL AND REGIONAL EVENTS, TRENDS AND CONDITIONS

The food industry is sensitive to national and economic conditions. The Company's results of operations also are sensitive to, and may be materially adversely impacted by, among other things, competitive pricing pressures, vendor selling programs, increasing interest rates and food price deflation. One or more of these factors may have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, as the Company's operations are concentrated in Wisconsin and elsewhere in the Midwestern region of the United States, increased competition in this region from other national and regional supermarket chains, warehouse club stores, discount stores and other local retailers, changes in local consumer preferences, inclement weather or a general economic downturn in the region could materially adversely affect the Company's sales, lead to lower earnings or losses and materially adversely affect the Company's future growth and operations.

PRINCIPAL STOCKHOLDERS MAY HAVE INTERESTS IN CONFLICT WITH THE INTERESTS OF NOTEHOLDERS

The Willis Stein Funds and associated investors own approximately 90% of the equity of RAC, the Company's parent company and the sole stockholder of Roundy's. Under the terms of a security holders agreement, all of the stockholders of RAC agreed to vote in favor of those individuals designated by the Willis Stein Funds to serve on the board of directors of RAC and Roundy's, Inc. and the Willis Stein Funds have the right to appoint a majority of the directors. As a result, the Willis Stein Funds have the ability to control the policies and operations of the Company. Circumstances may occur in which the interests of the Willis Stein Funds, as the principal stockholders of the parent, could be in conflict with interests as holders of notes. In addition, equity investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the Company's $300 million 8 7/8% Senior Subordinated Notes due 2012 (the "Notes").

AVAILABLE INFORMATION

The Company is subject to the periodic reporting requirements of the Exchange Act. The Company has agreed that, whether or not required to do so by the rules and regulations of the SEC, as long as any of the Notes remain outstanding, the Company will furnish to the holders of the Notes and file with the SEC, unless the SEC will not accept the filing, (1) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and Form 10-K and (2) all current reports that would be required to be filed with the SEC on Form 8-K if the Company was required to file such reports. A copy of any of the reports filed with the SEC can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed with the SEC will be available on the SEC's web site at http://www.sec.gov. As long as the Notes remain outstanding, the Company has agreed to make available to any prospective purchaser or beneficial owner of the Notes in connection with any sale of the Notes, the information required by Rule 144A(d)(4) under the Securities Act.

ITEM 2. PROPERTIES

The Company's principal executive offices are located in Pewaukee, Wisconsin on a seven-acre site, which is owned by Roundy's.

As of December 28, 2002, the Company conducted wholesale activities in the following warehouses:

                               APPROXIMATE
                                SQUARE         TYPE OF
LOCATION                        FOOTAGE        INTEREST          PRODUCTS DISTRIBUTED
--------                        -------        --------          --------------------
Wauwatosa, Wisconsin            784,000         Owned             All product lines, except non-food products
                                310,000         Leased(1)

Mazomanie, Wisconsin            225,000         Leased            Dry groceries and non-food products

Stevens Point, Wisconsin        446,000         Owned             All product lines, except non-food products

Westville, Indiana              656,000         Owned             All product lines, except non-food products

Lima, Ohio                      515,000         Owned             All product lines, except produce and non-food products
(two facilities)                118,000         Leased(2)

Eldorado, Illinois              375,000         Owned             Dry grocery products

Evansville, Indiana             136,000         Owned             Frozen food, meat and dairy products

Van Wert, Ohio                  122,000         Leased(3)         Non-food products


(1) Leases ending September 30, 2003. The Company may extend these leases, at its option, for two one-year periods.

(2) Lease ending December 31, 2003. The Company may extend this lease, at its option, for three one-year periods.

(3)   Lease ending September 11, 2003.

In addition to the above, as of December 28, 2002, the Company operated 64 retail grocery stores, ranging from 25,900 to 131,000 square feet. These facilities are primarily occupied by the Company under leases with primary terms ending from 2003 to 2022. Of these stores, only one has a lease that expires prior to January 1, 2004.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations. All of the Company's owned properties are subject to liens under its senior credit facility.

Transportation

The Company's primarily owned transportation fleet for distribution operations as of December 28, 2002 consisted of 272 tractors, 770 trailers and nine straight delivery trucks. In addition, the Company owns or leases 30 automobiles and 32 vans.

Computers

The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that the computer systems are adequate for the Company's operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.

The Company is involved in litigation with a former officer and employee of Roundy's stemming from the termination of such employee's employment in 2001. The Company does not believe the claims in this suit have any merit, and it has vigorously contested them and will continue to do so. The same individual has also threatened to bring other legal actions against the Company and/or its officers or former officers. The Company's Board of Directors has evaluated these claims, and on the basis of that evaluation has concluded that there is no factual basis to support them. If such litigation is commenced, the Company intends to defend it vigorously. While the Company does not believe that this pending or threatened litigation will result in any material liability on its part, there can be no assurance to that effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2002, RAC, Roundy's, Inc.'s sole shareholder, voted to remove Mark P. Michaels as a director and appoint John R. Willis and L. Dick Buell as directors of Roundy's, Inc. Jeffrey D. Beyer was elected by the Company's Board of Directors at the October 28, 2002 board meeting. The following individuals continue as directors of Roundy's, Inc.: Avy H. Stein and Robert A. Mariano.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

All of the Company's common stock is held by RAC and there is no established public trading market therefor. Prior to the consummation of the Transactions on June 6, 2002, the Company was operated as a cooperative and had a history of paying patronage dividends to its stockholders who were members of the cooperative. Since the consummation of the Transactions, the Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of income, balance sheet, and other data for the Company for the periods presented and should only be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company and the related notes thereto.

                                        SUCCESSOR                                      PREDECESSOR
                                       ------------  ------------------------------------------------------------------------------
                                       JUNE 7, 2002  DECEMBER 30,
                                           TO           2001                                 FISCAL YEAR ENDED
                                       DECEMBER 28,   TO JUNE 6,     --------------------------------------------------------------
                                          2002            2002           2001             2000              1999           1998
                                       -----------    -----------    -----------       -----------       -----------    -----------
                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:(1)
Revenues:
Net sales and service fees(2)          $ 2,076,568    $ 1,559,469    $ 3,387,762       $ 2,930,033       $ 2,656,832    $ 2,526,405
Other-net(3)                                 1,207            694          2,057             7,174            10,118          2,429
                                       -----------    -----------    -----------       -----------       -----------    -----------
                                         2,077,775      1,560,163      3,389,819         2,937,207         2,666,950      2,528,834
                                       -----------    -----------    -----------       -----------       -----------    -----------

Costs and Expenses:
Cost of sales(2)                         1,728,233      1,298,447      2,855,151         2,540,733         2,390,078      2,280,484
Operating and administrative               294,724        222,210        465,564           340,012(4)        234,254        214,985
SARs and other termination costs(5)                         7,400
Interest                                    21,015         13,765         18,784            15,864             6,553          7,342
                                       -----------    -----------    -----------       -----------       -----------    -----------
                                         2,043,972      1,541,822      3,339,499         2,896,609         2,630,885      2,502,811
                                       -----------    -----------    -----------       -----------       -----------    -----------

Income before patronage dividends           33,803         18,341         50,320            40,598            36,065         26,023
Patronage dividends(6)                                                     8,681             5,035             6,447          5,976
                                       -----------    -----------    -----------       -----------       -----------    -----------
Income before income taxes                  33,803         18,341         41,639            35,563            29,618         20,047
Provision for income taxes(7)               13,345          7,413         15,855(8)         14,458            12,009          8,149
                                       -----------    -----------    -----------       -----------       -----------    -----------
Net income                             $    20,458    $    10,928    $    25,784       $    21,105       $    17,609    $    11,898
                                       ===========    ===========    ===========       ===========       ===========    ===========
OTHER FINANCIAL DATA:
Adjusted EBITDA(9)                     $    85,804    $    57,207    $   112,132       $    86,799       $    61,392    $    52,098
Cash provided by (used in):
  Operating activities                      76,538         44,844         76,271            80,950            52,731         55,618
  Investing activities                    (601,820)        (9,285)      (105,385)         (151,778)          (44,701)       (22,126)
  Financing activities                     665,060        (48,674)        34,737            42,335           (11,739)       (13,764)
Depreciation and amortization               30,986         17,701         43,028            30,337            18,774         18,733
Capital expenditures                        22,654         10,642         32,614            37,706            35,869         24,936

BALANCE SHEET DATA (AT END OF
PERIOD):

Working capital                        $    94,622                    $    24,940      $    38,771       $    67,937    $    84,743
Total assets                             1,380,754                        794,510          662,372           497,325        462,412
Total debt                                 562,785                        228,548          174,402            73,298         83,458
Stockholders' equity                       334,958                        170,492          150,521           143,971        125,804
Stockholders' equity including
  redeemable stock                         334,958                        179,736          160,669           153,919        134,811

(1) Fiscal 2002, 2001 and 2000 include the effects of the acquisitions of 24 Pick `n Save stores in the first quarter of 2000, 21 Copps stores and a wholesale distribution center in May 2001, the Transactions in June 2002 and the acquisition of four Pick `n Save stores in October 2002. As a result, period-to-period data may not be comparable due to the effects of these acquisitions.

(2) Amounts for all periods have been restated to reflect the adoption by the Company, effective December 30, 2001, of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The effect of the adoption of EITF 01-9 was to classify certain sales promotions offered to retail customers as a reduction of sales (versus including them in cost of sales as previously recorded), with a corresponding reduction in cost of goods sold. As a result, the adoption of this accounting principle had no effect on the Company's gross profit.

(3) Includes insurance settlement gains of $5.5 million and $3.3 million in fiscal 1999 and 2000, respectively.

(4) Includes a compensation charge of $3.1 million related to a term extension of previously granted stock options.

(5) Stock appreciation rights ("SARs") and other termination costs include the costs associated with the termination of the predecessor company's SARs program and the termination of employment agreements associated with certain former officers of the predecessor company, all of which was incurred in connection with the Transactions.

(6) Prior to the Transactions, a significant portion of the Company's common stock was beneficially owned by the owners of 99 retail grocery stores serviced by the Company. These former stockholders received patronage dividends from the Company based on the level of their wholesale purchases from the Company. The Company was obligated by its by-laws to pay a patronage dividend to its former stockholders out of and based upon the net earnings from wholesale business done by the Company with such former stockholders in any fiscal year in an amount which would reduce its net income to such amount as would result in an increase of eight percent in the book value of its outstanding stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level was not reached, no patronage dividends were paid for that year. The patronage dividend was payable at least 20% in cash and the remainder in the Company's common stock, with an average of approximately 30% paid in cash during each of the last three fiscal years.

(7) Prior to the Transactions, the Company historically operated a portion of its wholesale business on a cooperative basis, and therefore determined its federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis. Under Subchapter T of the Internal Revenue Code, patronage dividends were deducted by Roundy's in determining its taxable income, and were generally taxable to the Company's former stockholders (including the value of the common stock) for federal income tax purposes.

(8) Net of a $2.4 million income tax benefit from resolution of prior year tax matters.

(9) Adjusted EBITDA represents earnings before patronage dividends, interest, income taxes, depreciation, amortization and SARs and other termination costs. Adjusted EBITDA is presented because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. However, other companies in the Company's industry may calculate Adjusted EBITDA differently than the Company. Adjusted EBITDA may be relevant or useful to investors as the Company understands that securities analysts and others use measures like Adjusted EBITDA to value securities like the Company's senior subordinated notes and therefore investors may wish to consider Adjusted EBITDA because it is likely that the Notes are being valued in part based on that measure. The Company uses Adjusted EBITDA primarily as a measure of liquidity and to calculate compliance with the terms of the covenants contained in the indenture governing the Notes and the Company's bank credit agreement. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

The following table presents the reconciliation of Adjusted EBITDA for each period presented:


                                        SUCCESSOR                                      PREDECESSOR
                                       ------------   ---------------------------------------------------------------------------
                                         JUNE 7,      DECEMBER 30,
                                        2002 TO         2001                                 FISCAL YEAR ENDED
                                       DECEMBER 28,   TO JUNE 6,       ----------------------------------------------------------
                                          2002          2002             2001             2000              1999           1998
                                       -----------    ----------       --------          -------           -------        -------
Net income .....................         $20,458        $10,928        $ 25,784          $21,105           $17,609        $11,898
Patronage dividends ............                                          8,681            5,035             6,447          5,976
Interest .......................          21,015         13,765          18,784           15,864             6,553          7,342
Taxes ..........................          13,345          7,413          15,855           14,458            12,009          8,149
SARs and other termination costs                          7,400
Depreciation and amortization ..          30,986         17,701          43,028           30,337            18,774         18,733
                                       ---------      ---------        --------          -------           -------        -------
Adjusted EBITDA ................         $85,804        $57,207        $112,132          $86,799           $61,392        $52,098
                                       =========      =========        ========          =======           =======        =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 OVERVIEW

On April 8, 2002, Roundy's and RAC entered into a share exchange agreement pursuant to which, among other things and subject to the terms and conditions contained therein, RAC acquired all of the issued and outstanding capital stock of Roundy's on June 6, 2002.

RESULTS OF OPERATIONS

The following table sets forth each category of statement of income data as a percentage of net sales and service fees. The results of operations for the year ended December 28, 2002 includes the results of the Company for the period from December 30, 2001 through June 6, 2002 (predecessor) and the period from June 7, 2002 through December 28, 2002 (successor). As part of the Transactions, the Company entered into various financing arrangements described herein, and as a result, the Company now has a different capital structure. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of fair market value was recorded as goodwill. Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods.

                                                                             FISCAL YEAR ENDED
                                          ---------------------------------------------------------------------------------------
                                             DECEMBER 28, 2002               DECEMBER 29, 2001               DECEMBER 30, 2000
                                          -----------------------         -----------------------         -----------------------
                                                (UNAUDITED)
STATEMENT OF INCOME DATA
(DOLLARS IN THOUSANDS):
Revenues:

  Net sales and service fees .....        $3,636,037        100.0%        $3,387,762        100.0%        $2,930,033        100.0%
  Other-net ......................             1,901          0.1              2,057          0.1              7,174          0.2
                                          ----------        -----         ----------        -----         ----------        -----

Total ............................         3,637,938        100.1          3,389,819        100.1          2,937,207        100.2

Cost and Expenses:
  Cost of sales ..................         3,026,680         83.2          2,855,151         84.3          2,540,733         86.7
  Operating and administrative ...           516,934         14.2            465,564         13.7            340,012         11.6
  SARs and other termination costs             7,400          0.2
  Interest .......................            34,780          1.0             18,784          0.6             15,864          0.5
                                          ----------        -----         ----------        -----         ----------        -----

Income before patronage dividends             52,144          1.4             50,320          1.5             40,598          1.4
Patronage dividends ..............                                             8,681          0.3              5,035          0.2
                                          ----------        -----         ----------        -----         ----------        -----

Income before income taxes .......            52,144          1.4             41,639          1.2             35,563          1.2
Provision for income tax .........            20,758          0.6             15,855          0.5             14,458          0.5
                                          ----------        -----         ----------        -----         ----------        -----

Net income .......................        $   31,386          0.9%        $   25,784          0.8%        $   21,105          0.7%
                                          ==========        =====         ==========        =====         ==========        =====

NET SALES AND SERVICE FEES

Net sales and service fees represent product sales less returns and allowances and sales promotions. The Company derives its net sales and service fees from the operation of retail grocery stores and the wholesale distribution of food and non-food products. In addition, the Company provides specialized support services for retail grocers, which include promotional merchandising and advertising programs, accounting and inventory control, store development and financing and assistance with other aspects of store management.

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its company-owned retail stores (in thousands):

                                                           FISCAL YEAR ENDED
                                      -----------------------------------------------------------
                                      DECEMBER 28,            DECEMBER 29,            DECEMBER 30,
                                          2002                    2001                   2000
                                      -----------             -----------             -----------
                                      (UNAUDITED)
NET SALES AND SERVICE FEES

  Retail .................            $ 1,589,267             $ 1,377,133             $   891,666
  Wholesale ..............              3,027,848               2,880,981               2,628,026
  Eliminations ...........               (981,078)               (870,352)               (589,659)
                                      -----------             -----------             -----------
Total ....................            $ 3,636,037             $ 3,387,762             $ 2,930,033
                                      ===========             ===========             ===========

COSTS AND EXPENSES

Costs and expenses consist of cost of sales, operating and administrative expenses, SARs and other termination costs and interest expense.

Cost of sales includes product costs and freight.

Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses and expenses for finance, legal, human resources and other administrative departments.

SAR's and other termination costs include the costs associated with the termination of the predecessor company's stock appreciation rights program and the termination of employment agreements associated with certain former officers of the predecessor company, all of which was incurred in connection with the Transactions.

Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. In the predecessor company, interest expense also includes interest rate swap termination costs and the write off of deferred financing costs.

YEAR ENDED DECEMBER 28, 2002 COMPARED WITH DECEMBER 29, 2001

NET SALES AND SERVICE FEES

Net sales and service fees increased $248.3 million, or 7.3%, from 2001 to $3.6 billion in 2002. The increase was due in a large part to the May 2001 purchase of Copps. This acquisition contributed $179.3 million to the sales increase in 2002 versus 2001 as 2002 sales include twenty additional weeks of Copps sales compared to 2001. Sales also increased at the Company's existing retail and wholesale segments by $30.7 million and $48.6 million, respectively, primarily as a result of increased same store sales and newly opened or acquired stores. Same store sales improved 1.6% (including stores owned under previous ownership) for 2002 as compared with 2001. This improvement in same store sales was offset somewhat by the sale and/or closing of five Company-owned retail stores, which accounted for decreased retail sales of approximately $27.4 million for 2002 versus 2001.

GROSS PROFIT

Gross profit increased $76.7 million, or 14.4%, from 2001 to $609.4 million for 2002. The increase in gross profit in 2002 was primarily due to the purchase of Copps. The additional twenty weeks of Copps results in 2002 contributed approximately $59.8 million of additional gross profit. Gross profit margin for 2002 and 2001 was 16.8% and 15.7% respectively, with the increase primarily due to the sales mix of higher profits derived from Company-owned retail stores. Retail sales in 2002 represented 43.7% of net sales and service fees compared with 40.7% in 2001. The retail gross profit margin was 23.5% and 22.6% for 2002 and 2001, respectively. This increase was primarily due to the acquisition of 21 Copps stores in May 2001, which maintained higher gross profit margins than the Company's then-existing company-owned stores. The wholesale gross profit margin improved from 8.2% in 2001 to 8.3% in 2002.

OPERATING EXPENSES

Operating and administrative expenses increased $51.4 million, or 11.0%, from 2001 to $516.9 million in 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased from 13.7% in 2001 to 14.2% for 2002. This percentage increase was attributable to the Company's acquisitions and the increased concentration in company-owned stores in 2002, which have a significantly higher ratio of operating costs to sales than wholesale operations. Retail operating and administrative expenses were 20.7% of retail sales for 2002 as compared to 20.4% for 2001. This increase was due primarily to the acquisition of Copps retail stores, which maintained a higher operating cost percentage that the Company's then existing company-owned stores. Wholesale operating and administrative expenses decreased to 5.9% of wholesale sales for 2002 as compared to 6.3% for 2001. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

INTEREST EXPENSE

Interest expense was $34.8 million for the year ended December 28, 2002, an increase of $16.0 million, or 85.2%, from $18.8 million in 2001. The increase was due primarily to increased borrowings associated with the Transactions offset somewhat by lower interest rates. In addition, $7.4 million of the increase was due to the one-time charges related to termination of the interest rate swap and write off of deferred financing costs of the predecessor company.

INCOME TAXES

Provision for income taxes increased from $15.9 million in 2001 to $20.8 million for 2002. The effective income tax rate increased from 38.1% in 2001 to 39.8% in 2002. The reason for the lower rate in 2001 was due to a favorable resolution of certain state and local tax matters from prior years.

ADJUSTED EBITDA

Adjusted EBITDA increased $30.9 million, or 27.5% from 2001 to $143.0 million in 2002. The increase was due primarily to the May 2001 purchase of Copps, which contributed approximately $15.3 million to the adjusted EBITDA increase. Retail adjusted EBITDA (including Copps) increased $12.7 million from 2001 to $66.9 million in 2002. Wholesale EBITDA (including Copps) increased $17.4 million from 2001 to $82.2 million in 2002. The increase in adjusted EBITDA at existing operations was primarily due to operational improvements at both the retail and wholesale segments.

NET INCOME

Net income increased $5.6 million, or 21.7% from 2001 to $31.4 million for 2002. The net income margin improved from 0.76% in 2001 to 0.86% in 2002.

YEAR ENDED DECEMBER 29, 2001 COMPARED WITH DECEMBER 30, 2000

NET SALES AND SERVICE FEES

Net sales and services fees were $3.4 billion for 2001, a $457.7 million, or 15.6%, increase from 2000. Sales from wholesale operations increased $253.0 million, or 9.6%, from 2000 to $2.9 billion in 2001. Sales from retail operations increased $485.4 million, or 54.4%, from 2000 to $1.4 billion in 2001. The sales increase was in large part due to the May 2001 purchase of Copps, which consisted of 21 retail stores and a wholesale distribution operation. This acquisition contributed $361.9 million ($52.7 million wholesale, less eliminations and $309.2 million retail) to the sales increase in 2001 compared with 2000. Also contributing to this increase was the Company's development, in anticipation of competitors' changing formats, of marketing and promotional programs that helped it gain market share. This contributed to sales increases at both the wholesale and retail operations. These programs, combined with the benefits from the Company's frequent shopper cards and enhanced perishable programs, allowed it to produce a 3.5% increase (including stores operated while under previous ownership) in same store sales growth.

The Company's other revenues-net decreased $5.1 million from 2000 to $2.1 million in 2001. This decrease is due to a decline in interest income of $1.1 million due to lower cash available for investment and a nonrecurring insurance gain of $3.3 million in 2000 from a finalized settlement with the Company's insurance carriers with regard to a fire in its Evansville warehouse in 1998.

GROSS PROFIT

Gross profit increased $143.3 million, or 36.8%, from 2000 to $532.6 million in 2001. The increase in gross profit was primarily due to the increase in the sales mix attributable to the higher profits derived from our company-owned retail stores. Retail sales for 2001 represented 40.7% of net sales and service fees compared to 30.4% for 2000. Retail gross profit margin was 22.6% in 2001, as compared to 21.5% in 2000, with the increase primarily due to the acquisition of 21 Copps retail stores in May 2001, which maintained higher gross profit margins than the then existing company-owned stores. Wholesale gross profit margin was 8.2% in 2001, as compared to 7.9% in 2000.

OPERATING EXPENSES

Operating and administrative expenses increased $125.6 million, or 36.9%, from 2000 to $465.6 million in 2001. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 13.7% in 2001 compared to 11.6% in 2000. This percentage increase is attributable to acquisitions of retail stores in 2000 and 2001, which have a significantly higher ratio of operating costs to sales than wholesale operations. Operating costs also increased due to a rise in health care costs. Retail operating and administrative expenses were 20.4% of retail sales for 2001 as compared to 20.0% for 2000. This increase was primarily due to the acquisition of the Copps retail stores, which maintained a higher operating cost percentage than the then-existing company owned stores. Wholesale operating and administrative expenses increased slightly to 6.3% of wholesale sales for 2001 as compared to 5.9% for 2000. This increase was primarily due to increased health care and pension costs in 2001.

INTEREST EXPENSE

Interest expense increased $2.9 million, or 18.4%, from 2000 to $18.8 million in 2001 due to an increase in borrowings incurred to finance acquisitions in 2001. However, overall interest rates declined in 2001 compared to 2000.

INCOME TAXES

Provision for income taxes increased $1.4 million from 2000 to $15.9 million in 2001. The effective income tax rate, however, decreased to 38.1% from 40.7% during the same period. This improvement was due to the favorable resolution of certain prior year's state and local income tax audits.

ADJUSTED EBITDA

Adjusted EBITDA increased $25.3 million, or 29.1% from 2000 to $112.1 million in 2001. The increase was primarily due to the May 2001 purchase of Copps, which consisted of 21 retail stores and a wholesale distribution operation. This acquisition contributed approximately $14.0 million to the Adjusted EBITDA increase in 2001. The full year effect of the acquisition of 24 Pick 'n Save retail grocery stores through the Mega Marts and Ultra Mart acquisitions in 2000 also contributed approximately $9.8 million to this Adjusted EBITDA increase. Retail Adjusted EBITDA increased $24.1 million from 2000 to $54.2 million in 2001. This increase, as noted above, was partially due to the additional Copps retail Adjusted EBITDA of $8.0 million and partially due to the full year effect of the 24 Pick 'n Save retail stores acquired in 2000 of $9.0 million. Wholesale Adjusted EBITDA increased $3.7 million from 2000 to $64.8 million in 2001. This increase was due primarily to the additional Copps wholesale Adjusted EBITDA.

NET INCOME

Net income increased $4.7 million, or 22.2%, 2000 to $25.8 million in 2001. This improvement was driven by the reasons discussed above.

EFFECT OF INFLATION

The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the food distribution industry, the Company has generally been able to maintain gross profits by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining market share. The Company does not believe that inflation had a material affect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of cash are operating activities and borrowings. Cash flows provided by operating activities were $121.4 million for the year ended December 28, 2002 compared to $76.3 million in 2001. This increase was primarily due to (i) increased net income, (ii) increased depreciation and amortization, (iii) increased accrued interest expense, and (iv) a reduction in net investment in inventory (merchandise inventories less accounts payable).

The Company's principal historical uses of cash were to provide for working capital, capital expenditures and acquisitions. Net cash flows used in investing activities were $611.1 million in 2002 compared to $105.4 million used in 2001. The increase is primarily due to activity related to the Transactions, which consisted of $540.0 million of net acquisition consideration. In addition, the increase is due to (i) the acquisition of four Milwaukee-area Pick 'n Save supermarkets from entities owned by Robert S. Gold for approximately $26.0 million in cash plus the seller's cost of usable store level inventory and (ii) the acquisition of three Rainbow locations from the Fleming Companies for $10.0 million in cash plus the seller's cost of usable store level inventory. Investing activities for the same period in 2001 included the acquisition of Copps of $78.8 million.

Total capital expenditures were $33.3 million in 2002 compared with $32.6 million in 2001. These expenditures were related to new Roundy's store locations, remodeling of existing stores and maintenance of retail stores and wholesale distribution network. Total capital expenditures for fiscal 2003, excluding any acquisitions, are estimated to be approximately $60.0 million.

From time to time, the Company provides long-term debt financing to certain independent retailers it serves to aid them in store expansion or improvements. Such loans are primarily secured by the retailer's inventory, equipment, personal assets, and other forms of guarantees. During 2002 and 2001, the Company made loans of $2.2 million and $3.5 million, respectively.

Net cash flows provided by financing activities were $616.4 million in 2002 compared to $34.7 million in 2001. The cash flows provided by financing activities in 2002 were primarily due to net increased borrowings of approximately $334.2 million and the contribution of approximately $314.5 million of equity capital to fund the Transactions, offset somewhat by costs associated with the Transactions. The cash flows in 2001 related to increased borrowings related primarily to the acquisition of Copps.

Working capital amounted to $94.6 million at December 28, 2002, compared to $24.9 million at December 29, 2001. The increase was primarily related to the reduction of current maturities of long-term debt, which is a direct result of the Transactions, and an increase in cash and cash equivalents primarily related to the issuance of $75.0 million of Notes in December 2002.

As a result of the Transactions, the Company has significant debt service obligations, including interest, in future years. On June 6, 2002, in connection with the Transactions, the Company entered into a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The term loan will be repayable in 28 consecutive quarterly installments, the first 24 of which will each be in the amount of $625,000 and the last four of which will each be in the amount of $58.8 million. In addition, the Company issued $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

The Company's senior credit facility contains various restrictive covenants which: (i) prohibits it from prepaying other indebtedness, (ii) requires it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio,(b) a maximum ratio of senior debt to EBITDA, and (c) a maximum ratio of total debt to EBITDA; and (iii) requires it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

The indenture governing the Notes, among other things, (i) restricts the Company's ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of its subsidiaries to pay dividends or make certain payments to it; and (iii) places restrictions on the Company's ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

The Company's principal source of liquidity is cash flow generated from operations and borrowings under its revolving credit facility. The Company's principal use of cash is to meet debt service requirements, finance its capital expenditures, make acquisitions and provide for working capital. The Company expects that current excess cash, cash available from operations, combined with funds available under its $125.0 million revolving line of credit, will be sufficient to fund its operations, debt service and capital expenditures for at least the next 12 months.

The Company's ability to make payments on and to refinance its debt, and to fund planned capital expenditures will depend on its ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company's future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt, on or before maturity. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives.

CONTRACTUAL OBLIGATIONS

The following table of material debt and lease commitments at December 28, 2002 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods set for the below (in thousands):

                                              2003        2004        2005        2006        2007     THEREAFTER      TOTAL
                                            --------    --------    --------    --------    --------   ----------    ---------
Long-term debt, including current
 maturities and capital lease obligations   $  2,961    $  3,007    $  3,053    $  3,056    $  3,091    $ 547,990    $ 563,158
Operating leases                              37,420      36,698      34,592      33,923      31,981      191,203      365,817
Sublease income                              (17,067)    (16,342)    (14,551)    (13,972)    (12,569)     (58,518)    (133,019)
                                            --------    --------    --------    --------    --------    ---------    ---------
Total                                       $ 23,314    $ 23,363    $ 23,094    $ 23,007    $ 22,503    $ 680,675    $ 795,956
                                            ========    ========    ========    ========    ========    =========    =========

The Company also has outstanding letters of credit that total approximately $10.9 million at December 28, 2002. In addition, the Company has guaranteed customer bank loans and leases amounting to $1.1 million at December 28, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's financial statements in conformity with accounting principals generally accepted in the United States require the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates; discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs. For a detailed discussion of accounting policies, please refer to the notes to the consolidated financial statements.

Discounts and Vendor Allowances

Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated slotting cycle of approximately nine months. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company's expense or expenditure for such related advertising or other expense.

Allowances for Losses on Receivables

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

Closed Facility Lease Commitments

The Company has historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by it. The Company also leases store sites for its retail segment. Under the terms of the original lease agreements, the Company remains primarily liable for any commitments a retailer may no longer be financially able to satisfy as well as those of its own stores. Should a retailer be unable to perform under the sublease or should the Company close underperforming company-owned stores, it would record a charge to earnings for the cost of the remaining term of the lease, less any anticipated sublease income. Should the number of defaults by sub lessees or company-owned store closures increase, or the actual sublease income be less than estimated, the remaining lease commitments the Company must record could have a material adverse effect on operating results and cash flows.

Reserves for Self-Insurance

The Company is primarily self-insured for workers' compensation. It is the Company's policy to record its workers' compensation liability based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers' compensation is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Pension Costs

Many of the Company's employees are covered by noncontributory defined benefit pension plans. The Company accounts for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No.87, "Employer's Accounting for Pensions" which requires it to calculate pension expense and liabilities using actuarial assumptions, including a discount rate and long-term returns on assets. Actual returns on plan assets in excess of return assumptions have, in past years, kept pension expense and cash contributions to the plans at modest levels. Recent weaker market performance may significantly increase pension expense and cash contributions in the future unless asset returns again exceed the assumptions used. Changes in the interest rates used to determine the discount rate may also cause volatility in pension expense and cash contributions.

The senior management of the Company has discussed the development and selection of the above critical accounting policies with the audit committee of the Company's board of directors.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or shareholders' equity resulting from its adoption.

In November 2002, the FASB issued Financial Interpretation Number ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in the financial statements. The Company does not expect FIN No. 45 to have a material effect on the results of operations.

The Emerging Issues Task Force ("EITF") released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" in November 2002, applicable to fiscal years beginning after December 15, 2002. Management is reviewing the accounting for the Company's vendor consideration programs in accordance with EITF 02-16, but generally believes such accounting is already in compliance with the new guidance. Accordingly, the Company does not expect the new guidance will have a significant impact on the Company's results of operations or financial position upon adoption December 29, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of December 28, 2002, the Company had debt outstanding with a carrying value of $563.2 million and an estimated fair value of approximately $557.2 million.

Fixed interest rate debt outstanding as of December 28, 2002, which excludes borrowings under the Company's credit agreement with various lenders ("Credit Agreement") was $313.4 million, carried an average interest rate of approximately 8.9%, and matures as follows (in thousands):

                                                    FISCAL YEAR ENDED
                                   --------------------------------------------
                                   2003      2004      2005      2006      2007        THEREAFTER           TOTAL
                                   ----      ----      ----      ----      ----        ----------           -----
Subordinated notes                                                                       $300,000          $300,000
Other long-term debt               $ 461     $507      $553      $556      $591            11,115            13,783
                                   -----     ----      ----      ----      ----          --------          --------
                                   $ 461     $507      $553      $556      $591          $311,115           313,783
                                   =====     ====      ====      ====      ====          ========
Unamortized debt discount                                                                                      (373)
                                                                                                           --------
                                                                                                           $313,410

The amount of borrowings under the Credit Agreement as of December 28, 2002 was $249.4 million. For purposes of calculating interest, borrowings under the Credit Agreement are at the election of the Company, based upon LIBOR or base rate options, or a combination thereof. Under the LIBOR option the applicable rate is LIBOR plus 2.5%. Under the base rate option the applicable rate is the prime rate plus 1.5%. All borrowings under the

Credit Agreement at December 28, 2002 bear interest at the LIBOR option, which was effectively 4.2%.

The Company's total annual interest expense, assuming interest rates as they would have been in effect on December 28, 2002, is approximately $38.4 million. A 10% increase in interest rates would increase total annual interest expense, and decrease pretax income and cash flows by $3.8 million.

For further information regarding the Company's indebtedness, see Part II, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the accompanying consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

      Page
      ----
       25       Report of Independent Auditors
       26       Independent Auditors' Report
       27       Consolidated Statements of Income
       28       Consolidated Balance Sheets
       29       Consolidated Statements of Cash Flows
       30       Consolidated Statements of Shareholders' Equity and Comprehensive Income
       32       Notes to Consolidated Financial Statements

All schedules, for which provision is made in the applicable accounting regulations of the Security and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT AUDITORS



To the Shareholders and Directors of Roundy's, Inc.:

We have audited the accompanying consolidated balance sheet of Roundy's, Inc. and its subsidiaries as of December 28, 2002 and the related consolidated statements of income, cash flows and shareholders' equity and comprehensive income for the period from December 30, 2001 to June 6, 2002 (Predecessor) and the period from June 7, 2002 to December 28, 2002 (Successor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy's, Inc. and subsidiaries as of December 28, 2002 and the consolidated results of their operations and their cash flows for the period from December 30, 2001 to June 6, 2002 (Predecessor) and the period from June 7, 2002 to December 28, 2002 (Successor), in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 30, 2001.

                                                     Ernst & Young LLP

Milwaukee, Wisconsin
March 4, 2003

INDEPENDENT AUDITORS' REPORT



To the Shareholders and Directors of Roundy's, Inc.:

We have audited the accompanying consolidated balance sheet of Roundy's, Inc. and subsidiaries as of December 29, 2001 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the two years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Roundy's, Inc. and subsidiaries at December 29, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 26, 2002

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                              SUCCESSOR                                     PREDECESSOR
                                         -----------------      -------------------------------------------------------------------
                                          JUNE 7, 2002 TO       DECEMBER 30, 2001            YEAR ENDED               YEAR ENDED
                                         DECEMBER 28, 2002       TO JUNE 6, 2002          DECEMBER 29, 2001       DECEMBER 30, 2000
                                         -----------------       ---------------          -----------------       -----------------
REVENUES:

Net sales and service fees                $    2,076,568          $   1,559,469              $   3,387,762            $   2,930,033
Other - net                                        1,207                    694                      2,057                    7,174
                                          --------------          -------------              -------------            -------------
                                               2,077,775              1,560,163                  3,389,819                2,937,207
                                          --------------          -------------              -------------            -------------

COSTS AND EXPENSES:

Cost of sales                                  1,728,233              1,298,447                  2,855,151                2,540,733
Operating and administrative                     294,724                222,210                    465,564                  340,012
SARs and other termination costs                                          7,400
Interest:
   Interest expense                               19,413                  6,144                     17,698                   15,463
   Amortization of deferred
     financing costs                               1,602                    969                      1,086                      401
   Interest rate swap
     termination costs                                                    6,652
                                          --------------          -------------              -------------            -------------
                                               2,043,972              1,541,822                  3,339,499                2,896,609
                                          --------------          -------------              -------------            -------------

INCOME BEFORE PATRONAGE DIVIDENDS                 33,803                 18,341                     50,320                   40,598

PATRONAGE DIVIDENDS                                                                                  8,681                    5,035
                                          --------------          -------------              -------------            -------------
INCOME BEFORE INCOME TAXES                        33,803                 18,341                     41,639                   35,563

PROVISION FOR INCOME TAXES                        13,345                  7,413                     15,855                   14,458
                                          --------------          -------------              -------------            -------------

NET INCOME                                $       20,458          $      10,928              $      25,784            $      21,105
                                          ==============          =============              =============            =============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      SUCCESSOR          PREDECESSOR
                                                                                     DECEMBER 28,         DECEMBER 29,
                                                                                        2002                  2001
                                                                                     ----------           -----------
                                    ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                                                          $  139,778           $    45,516
  Notes and accounts receivable, less allowance for
    losses of $5,577 and $7,021, respectively                                            87,344                74,784
  Merchandise inventories                                                               236,465               247,567
  Prepaid expenses                                                                        9,756                17,750
  Deferred income tax benefits                                                           15,871                 9,693
                                                                                     ----------           -----------
    TOTAL CURRENT ASSETS                                                                489,214               395,310
                                                                                     ----------           -----------

PROPERTY AND EQUIPMENT - NET                                                            214,548               270,089

OTHER ASSETS:

  Deferred income tax benefits                                                           25,231
  Notes receivable, less allowance for losses,
    $1,475 and $1,300, respectively                                                       3,523                 5,686
  Other assets - net                                                                     91,344                 9,533
  Goodwill                                                                              556,894               113,892
                                                                                     ----------           -----------
    TOTAL OTHER ASSETS                                                                  676,992               129,111
                                                                                     ----------           -----------

TOTAL ASSETS                                                                         $1,380,754           $   794,510
                                                                                     ==========           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                                   $  240,845           $   243,649
  Accrued expenses                                                                      137,416                97,688
  Current maturities of long-term debt                                                    2,961                27,717
  Income taxes                                                                           13,370                 1,316
                                                                                     ----------           -----------
    TOTAL CURRENT LIABILITIES                                                           394,592               370,370
                                                                                     ----------           -----------

LONG-TERM DEBT                                                                          559,824               200,831
OTHER LIABILITIES                                                                        91,380                42,982
DEFERRED INCOME TAXES                                                                                             591
                                                                                     ----------           -----------
    TOTAL LIABILITIES                                                                 1,045,796               614,774
                                                                                     ----------           -----------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK                                                                                         9,244
                                                                                     ----------           -----------

SHAREHOLDERS' EQUITY:
  Common stock:

    Common stock (1,000 shares issued and
    outstanding at $0.01 par value) (Successor)
    Voting (Class A) (Predecessor)                                                                                 12
    Non-voting (Class B) (Predecessor)                                                                          1,378
                                                                                     ----------           -----------
      Total common stock                                                                                        1,390

  Patronage dividends payable in common stock                                                                   5,950
  Additional paid-in capital                                                            314,500                45,754
  Retained earnings                                                                      20,458               144,393
                                                                                     ----------           -----------
                                                                                        334,958               197,487
  Less:
    Treasury stock, at cost (145,615 shares)                                                                   18,328
    Accumulated other comprehensive loss                                                                        8,667
                                                                                     ----------           -----------
    TOTAL SHAREHOLDERS' EQUITY                                                          334,958               170,492
                                                                                     ----------           -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $1,380,754           $   794,510
                                                                                     ==========           ===========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                          SUCCESSOR                            PREDECESSOR
                                                      -----------------       -----------------------------------------------
                                                                                                          YEAR ENDED
                                                                                                 ----------------------------
                                                       JUNE 7, 2002 TO       DECEMBER 30,2001    DECEMBER 29,    DECEMBER 30,
                                                      DECEMBER 28, 2002       TO JUNE 6, 2002        2001            2000
                                                      -----------------       ---------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  20,458              $ 10,928          $ 25,784        $  21,105
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
     Depreciation and amortization, including
      deferred financing costs                               32,588                18,670            44,114           30,738
     Loss(gain) on sale of property and equipment               215                    41              (104)            (793)
     Patronage dividends payable in common stock                                                      5,950            3,475
     Stock option expense                                                                                              3,085
     Deferred income taxes                                   (1,323)               (2,268)            3,295           (1,236)
  Changes in operating assets and liabilities
   net of the effect of business acquisitions:
     Notes and accounts receivable                           (5,615)               (7,079)           26,072            6,867
     Merchandise inventories                                 (2,349)               13,767            (3,312)            (377)
     Prepaid expenses                                           252                 1,743            (3,936)            (813)
     Other assets                                              (992)               (1,371)              517           (1,499)
     Accounts payable                                        24,911               (27,541)           (3,884)          16,680
     Accrued expenses                                        10,737                18,062           (12,420)           4,037
     Income taxes                                            (2,063)               19,731            (1,528)          (3,993)
     Other liabilities                                         (281)                  161            (4,277)           3,674
                                                          ---------              --------          --------        ---------
  NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            76,538                44,844            76,271           80,950
                                                          ---------              --------          --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                      (22,654)              (10,642)          (32,614)         (37,706)
  Proceeds from sale of property and equipment and
    other assets                                                352                   478             4,392            4,861
  Acquisition of Roundy's, net of cash acquired            (539,996)
  Payment for business acquisitions net of
   cash acquired                                            (40,631)                                (78,829)        (128,615)
  Decrease in notes receivable, net                           1,109                   879             1,666            9,682
                                                          ---------              --------          --------        ---------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES              (601,820)               (9,285)         (105,385)        (151,778)
                                                          ---------              --------          --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term borrowings                        549,625                                  88,000          175,495
  Interest rate swap termination payment                     (6,652)
  Payments of debt                                         (166,772)              (48,618)          (48,056)        (128,390)
  Debt issuance costs                                       (25,641)                                 (1,208)          (1,050)
  Contributed capital                                       314,500
  Proceeds from sale of common stock                                                                  1,127            1,415
  Common stock purchased                                                              (56)           (5,126)          (5,135)
                                                          ---------              --------          --------        ---------
  NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                     665,060               (48,674)           34,737           42,335
                                                          ---------              --------          --------        ---------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS         139,778               (13,115)            5,623          (28,493)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     45,516            39,893           68,386
                                                          ---------             ---------          --------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 139,778             $  32,401          $ 45,516        $  39,893
                                                          =========             =========          ========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

  Interest                                                $  25,103             $   6,351          $ 19,026        $  13,672
  Income taxes                                                8,596                 1,872            14,007           19,898
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

  Patronage dividends payable in common stock                                                         5,950            3,475
  Additional pension liability, net of tax                                                            5,258
  Interest rate swap, net of tax                                                      374             3,409


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM JUNE 7, 2002 TO DECEMBER 28, 2002, THE PERIOD FROM DECEMBER 30, 2001 TO JUNE 6, 2002, AND THE YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS)

                                                                          COMMON STOCK
                                                    ----------------------------------------------------------
                                                              CLASS A                        CLASS B
                                                    --------------------------      --------------------------
                                                       SHARES          AMOUNT         SHARES          AMOUNT
                                                    ----------      ----------      ----------      ----------
PREDECESSOR COMPANY
BALANCE, JANUARY 1, 2000                                12,000      $       15       1,085,289      $    1,357
  Net income
  Common stock issued                                      400                          36,818              46
  Common stock purchased                                (2,600)             (3)        (12,466)            (16)
  Redeemable common stock                                                              (16,533)            (21)
  Stock option expense
  Patronage dividends payable in common stock
                                                    ----------      ----------      ----------      ----------
BALANCE, DECEMBER 30, 2000                               9,800              12       1,093,108           1,366
  Net income
  Cumulative effect of change in accounting for
    interest rate swap (net of tax)
  Interest rate swap (net of tax)
  Additional pension liability (net of tax)
  Common stock issued                                      500                          30,761              38
  Common stock purchased                                  (200)                        (13,078)            (16)
  Redeemable common stock                                                               (8,570)            (10)
  Patronage dividends payable in common stock
                                                    ----------      ----------      ----------      ----------
BALANCE, DECEMBER 29, 2001                              10,100              12       1,102,221           1,378
  Net income
  Interest rate swap (net of tax)
  Common stock issued                                                                   35,115              44
  Common stock purchased                                  (200)                           (285)             (1)
  Tax benefit of options
                                                    ----------      ----------      ----------      ----------
BALANCE, JUNE 6, 2002                                    9,900      $       12       1,137,051      $    1,421
                                                    ==========      ==========      ==========      ==========

TREASURY STOCK

BALANCE, JUNE 6, 2002, DECEMBER 29, 2001 AND

  DECEMBER 30, 2000                                                                    145,615      $   18,328
                                                                                    ==========      ==========


                                                     PATRONAGE                      ACCUMULATED
                                                     DIVIDENDS       ADDITIONAL        OTHER
                                                     PAYABLE IN       PAID-IN      COMPREHENSIVE      RETAINED
                                                    COMMON STOCK      CAPITAL           LOSS          EARNINGS
                                                    ------------    -----------    -------------    ----------
PREDECESSOR COMPANY
BALANCE, JANUARY 1, 2000                            $    3,078      $   36,306                      $  104,346
  Net income                                                                                            21,105
  Common stock issued                                   (3,078)          4,446
  Common stock purchased                                                  (548)                         (2,227)
  Redeemable common stock                                                 (628)                         (1,890)
  Stock option expense                                                   3,085
  Patronage dividends payable in common stock            3,475
                                                    ----------      ----------      ----------      ----------
BALANCE, DECEMBER 30, 2000                               3,475          42,661                         121,334
  Net income                                                                                            25,784
  Cumulative effect of change in accounting for
    interest rate swap (net of tax)
  Interest rate swap (net of tax)
  Additional pension liability (net of tax)                                         $   (2,000)
  Common stock issued                                   (3,475)          4,563          (1,409)
  Common stock purchased                                                (1,042)         (5,258)         (1,706)
  Redeemable common stock                                                 (428)                         (1,019)
  Patronage dividends payable in common stock            5,950
                                                    ----------      ----------      ----------      ----------
BALANCE, DECEMBER 29, 2001                               5,950          45,754          (8,667)        144,393
  Net income                                                                                            10,928
  Interest rate swap (net of tax)                                                         (374)
  Common stock issued                                   (5,950)          5,898
  Common stock purchased                                                   (14)                            (34)
  Tax benefit of options                                                 7,222
                                                    ----------      ----------      ----------      ----------
BALANCE, JUNE 6, 2002                               $               $   58,860      $   (9,041)     $  155,287
                                                    ==========      ==========      ==========      ==========

TREASURY STOCK

BALANCE, JUNE 6, 2002, DECEMBER 29, 2001 AND

  DECEMBER 30, 2000



                                                                                    ACCUMULATED
                                                                     ADDITIONAL        OTHER
                                                      COMMON          PAID-IN      COMPREHENSIVE      RETAINED
                                                       STOCK          CAPITAL           LOSS          EARNINGS
                                                    ------------    -----------    -------------    ----------
SUCCESSOR COMPANY

BALANCE, JUNE 6, 2002

  Capital contribution                                              $  314,500
  Net income                                                                                           $20,458

                                                    ----------      ----------      ----------      ----------
BALANCE, DECEMBER 28, 2002                          $               $  314,500      $               $   20,458
                                                    ==========      ==========      ==========      ==========

                                                       SUCCESSOR                              PREDECESSOR
                                                   -----------------    ----------------------------------------------------------
                                                    JUNE 7, 2002 TO    DECEMBER 30, 2001       Year Ended            Year Ended
                                                   DECEMBER 28, 2002    TO JUNE 6, 2002     December 29, 2001    December 30, 2000
                                                   -----------------    ---------------     -----------------    -----------------
COMPREHENSIVE INCOME:
Net income                                            $ 20,458             $ 10,928             $ 25,784            $ 21,105
Other comprehensive loss:
  Cumulative effect of change in accounting for
    interest rate swap                                                                            (2,000)
  Interest rate swap                                                           (374)              (1,409)
  Additional pension liability                                                                    (5,258)
                                                      --------             --------             --------            --------
COMPREHENSIVE INCOME                                  $ 20,458             $ 10,554             $ 17,117            $ 21,105
                                                      ========             ========             ========            ========


See notes to consolidated financial statements.

ROUNDY'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD FROM JUNE 7, 2002 TO DECEMBER 28, 2002, PERIOD FROM DECEMBER 30, 2001 TO JUNE 6, 2002, AND YEARS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000


1.    TRANSACTIONS

Transactions - On June 6, 2002, all of the issued and outstanding capital stock of Roundy's, Inc. ("Roundy's" or the "Company") was purchased by Roundy's Acquisition Corporation ("RAC") from its former owners. This purchase is referred to throughout these financial statements as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors. The remaining RAC common and preferred stock is owned by certain members of Roundy's management. The Transactions and related financing transactions consisted of the following:

      - the purchase by the equity investors of preferred and common stock of RAC for approximately $314.5 million in cash;

      -     the borrowing by Roundy's of $250.0 million under a term loan;

      -     the rollover of approximately $13.9 million of capital leases;

      - the offering of $225.0 million in aggregate principal amount of notes described in Note 5;

      - the acquisition of all of the issued and outstanding capital stock of Roundy's by RAC, resulting in Roundy's becoming a wholly owned subsidiary of RAC, and the payment of the acquisition consideration in connection therewith and the payment of related fees and expenses.

Purchase Accounting - The acquisition of Roundy's was accounted for as a purchase. As a result, all financial statements for periods subsequent to June 6, 2002, the date the Transactions were consummated, will reflect the new reporting entity after adjustment of the carrying value of assets and liabilities to their fair values as of June 7, 2002.

Predecessor/Successor - For purposes of the financial statement presentation set forth herein, the Predecessor Company refers to the Company prior to the consummation of the Transactions and Successor Company refers to the Company after the consummation of the Transactions.

Allocation of Purchase Price - The total purchase price was preliminarily allocated to the tangible and intangible assets and liabilities acquired in amounts equivalent to their respective fair values as of the closing date of the Transactions based upon third party valuations and Company analyses. Such allocations are subject to final adjustment, which could be material.

The preliminary allocation of the net purchase price to the fair value of net assets acquired is as follows (in thousands):


 Inventories                                           $  233,311
 Other current assets                                      91,424
 Property and equipment                                   209,818
 Other assets                                              69,702
 Goodwill                                                 535,633
 Deferred income tax benefits                              54,289
                                                       ----------
                                                        1,194,177
                                                       ==========

 Accounts payable and other current liabilities           369,866
 Other liabilities                                         97,212
 Long-term debt                                           187,103
                                                       ----------
                                                          654,181
                                                       ----------
 Total consideration, net of cash acquired             $  539,996
                                                       ==========

      General - Except with respect to the specific items discussed below, the Company performed an analysis of the closing balance sheet in order to identify adjustments to arrive at fair market values of net assets acquired.

      Adjustments to Fair Market Value of Property and Equipment - The fair value of property and equipment was based on an independent valuation. The valuation resulted in an adjustment of $51.8 million, which is included in property and equipment in the preceding schedule.

      Other Assets - Trademarks were independently valued based on the capitalized earnings method taking into account expected royalties that would be received by the Company from a third party for the use of the brands. Supply contracts were independently valued based on the capitalized earnings method taking into account the present value of the expected earnings on the contracts.

      Goodwill - The total goodwill balance of $535.6 million has been preliminarily allocated to the retail segment ($264.9 million) and the wholesale segment ($270.7 million) based on respective enterprise fair values.

      Adjustment to Pension Liability - The Company adjusted the pension liability to reflect the projected benefit obligations assumed in excess of plan assets acquired based on actuarial valuations. The adjustment represents a $38.6 million increase to the Company's preacquisition recorded pension liability, which is included in liabilities assumed in the preceding schedule.

      Exit Liabilities - Prior to June 6, 2002, new management began to formulate plans to exit certain business operations which will include the involuntary termination of employees and the closing of certain facilities. In conjunction with such plans, the Company recorded an estimated liability of approximately $55 million, which is included in current and long-term liabilities. This liability includes approximately $38 million for future lease costs and approximately $17 million for pension, employee termination and other related costs. Approximately $3 million has been paid on the obligation during the period from June 7, 2002 to December 28, 2002.

2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements include the accounts of Roundy's and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Description - The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two segments - wholesale and retail. The Company's retail segment sells directly to the consumer. Company-owned retail grocery stores are operated primarily under the Pick 'n Save and Copps banners. The Company's wholesale operations sell and distribute a broad range of food and non-food products to company-owned retail stores; licensed Pick 'n Save locations; and independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

Fiscal Year - The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The years ended December 28, 2002, including the Predecessor and Successor periods, December 29, 2001 ("fiscal 2001") and December 30, 2000 ("fiscal 2000") included 52 weeks.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts and notes receivable, valuation of inventories, self-insurance reserves, closed facilities reserves, purchase accounting estimates, useful lives for depreciation and amortization, valuation allowances for deferred income tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Revenue recognition - Retail revenues are recognized at the point of sale. Wholesale revenues are recognized, net of any estimated returns and allowances, when product is shipped.

Discounts and Promotional Allowances - Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated slotting cycle of approximately nine months (approximately three months for the predecessor company). Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company's expense or expenditure for such related advertising or other expense.

Costs and expenses - Cost of sales includes product cost and inbound freight, but excludes depreciation. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Interest expense includes interest on the Company's outstanding indebtedness, amortization of deferred financing costs and interest rate swap costs. The Company classifies shipping and handling costs as an operating and administrative expense which totaled $24.9 million, $16.7 million, $41.3 million and $37.6 million, respectively for the periods from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal
2000.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expenses totaled $7.4 million, $4.9 million, $9.7 million, and $6.3 million, for the periods from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000, respectively.

Pre-opening costs - The costs associated with opening new and remodeled stores are expensed as incurred.

Income taxes - The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Cash equivalents - The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. These investments are carried at cost, which approximates market.

Fair value of financial instruments - The Company's financial instruments consist primarily of cash, cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amounts for cash, cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $557.2 million and $229.6 million as of December 28, 2002 and December 29, 2001, respectively.

Notes and accounts receivable - The Company extends long-term credit to certain independent retailers it serves to be used primarily for store expansion or improvements. Loans to independent retailers are primarily collateralized by the retailer's inventory, equipment, personal assets and pledges of Company stock. Interest rates are generally in excess of the prime rate and terms of the notes are up to 15 years. Included in current notes and accounts receivable are amounts due within one year totaling $2.5 million and $2.9 million at December 28, 2002 and December 29, 2001, respectively.

The Company is exposed to credit risk with respect to accounts receivable, although it is generally limited. The Company continually monitors its receivables with customers by reviewing, among other things, credit terms, collateral and guarantees. The Company evaluates the collectibility of accounts receivable based on a combination of factors, namely aging and historical trends. An allowance for doubtful accounts is recorded based on the customer's ability and likelihood to pay based on management's review of the facts.

Inventories - Inventories are recorded at the lower of cost or market. Cost is calculated on a first-in-first-out and last-in-first-out basis for approximately 72.6% and 27.4%, respectively, of the Company's inventories at December 28, 2002.

Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method for financial reporting purposes and by use of accelerated methods for income tax purposes. Depreciation and amortization of property and equipment are expensed over their estimated useful lives, which are generally 39 years for buildings, three to ten years for equipment and ten to 20 years for leasehold improvements.

Long Lived Assets - The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and determines if such indicators are present whether the sum of the estimated undiscounted future cash flow attributed to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets on December 28, 2002 and concluded there were no significant indicators of impairment.

Supply Contracts - Supply contracts are amortized on a straight-line basis over a composite average life of 63 months. Accumulated amortization was $3.5 million at December 28, 2002.

Deferred financing costs - Costs incurred in connection with the issuance of debt are amortized over the term of the related debt which is generally seven to ten years for debt incurred subsequent to the Transactions. Accumulated amortization was $1.6 million at December 28, 2002.

Goodwill - The excess of cost over the fair value of net assets of businesses acquired (goodwill) was amortized on a straight-line basis over 20 years through December 29, 2001. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on December 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, the carrying value of goodwill and intangible assets with indefinite useful lives will be evaluated for impairment on an annual basis. The Company completed the transitional impairment test as of the adoption date and the annual impairment review for 2002 and concluded there was no impairment of goodwill. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill effective December 30, 2001. Amortization of goodwill recorded by the Company in 2001 and 2000 reduced net income as follows:

(In thousands)

                                          2001          2000
                                        -------      -------
 Net income as reported                  $25,784      $21,105
 Goodwill amortization, net of tax         6,121        4,410
                                         -------      -------
 Adjusted net income                     $31,905      $25,515
                                         =======      =======


Approximately $44.4 million of the Company's goodwill recognized for financial reporting purposes is deductible for income tax purposes.

Trademarks - Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment in accordance with SFAS No. 142.

Closed facilities reserve - When a facility is closed, the remaining investment, net of expected salvage value, is expensed. For properties under lease agreements, the present value of any remaining future liability under the lease, net of expected sublease recovery, is also expensed. The amounts charged to operating and administrative expenses for the periods from December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000 for the present value of these remaining future liabilities approximated $1.0 million, $0.5 million and $4.2 million, respectively.

Related parties - During the period from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002 and fiscal 2001 and 2000, the Company had wholesale sales to retailers who were stockholders of the Company prior to the Transactions in the amounts of $396.6 million, $283.2 million, $658.7 million, and $602.6 million, respectively. In addition, the Company received sublease payments from retailers who were stockholders of the Company prior to the Transactions of $4.2 million, $3.0 million, $8.1 million, and $7.1 million for the period from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000, respectively. During 2000, the Company sold a retail grocery store to a related party for approximately $4.1 million.

Concentrations of Risk - Certain of the Company's employees are covered by collective bargaining agreements. The Company currently participates in 26 union contracts covering 37% of its employees. Of these contracts, the Company is in the process of renegotiating the terms of four union contracts. The remaining 22 contracts expire between February 2003 and March 2006.

Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

New Accounting Pronouncements - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS No. 146 for all exit and disposal activities initiated after December 31, 2002. Management believes there will be no material effect on the Company's financial position, results of operations or shareholders' equity resulting from its adoption.

In November 2002, the FASB issued Financial Interpretation Number ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The Company does not expect FIN No. 45 to have a material effect on the results of operations.

The Emerging Issues Task Force ("EITF") released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", in November 2002, applicable to fiscal years beginning after December 15, 2002. Management is reviewing the accounting for the Company's vendor consideration programs in accordance with EITF 02-16, but generally believes such accounting is already in compliance with the new guidance. Accordingly, the Company does not expect the new guidance will have a significant impact on the Company's results of operations or financial position upon adoption December 29, 2002.

3.    ACQUISITIONS

On February 2, 2000, the Company purchased seven retail grocery stores from Ultra Mart for approximately $37.7 million in cash. Operating results of such stores have been included in the consolidated statements of income since the acquisition date. Goodwill of approximately $21.5 million resulted from the acquisition which was accounted for as a purchase.

On March 31, 2000, the Company acquired all of the outstanding stock of Mega Marts, Inc. ("Mega Marts") and its affiliate, NDC, Inc. ("NDC") for approximately $136.2 million in cash and notes payable. Mega Marts and NDC collectively owned and operated 17 retail grocery stores. The acquisitions were effective on April 1, 2000 and the operating results of Mega Marts and NDC were included in the consolidated statements of income after the effective date. Goodwill of approximately $84.8 million resulted from the acquisitions which were accounted for as purchases. The Company financed the acquisitions with the proceeds of a credit agreement and $39 million in promissory notes issued to the shareholders of Mega Marts. Included in the assets of Mega Marts were 132,330 shares of the Company's former Class A and Class B common stock. A portion of the purchase price was allocated to such treasury shares acquired based on the net book value of the Company's common stock as of January 1, 2000.

Effective May 20, 2001, the Company acquired all of the outstanding stock of The Copps Corporation ("Copps") for approximately $96.2 million in cash. Copps owned and operated 21 retail grocery stores and a wholesale distribution center. The operating results of Copps are included in the consolidated statements of income after the effective date. Goodwill of approximately $9.9 million resulted from the acquisition which was accounted for as a purchase.

The unaudited pro-forma results of operations, including the Transactions and the Copps acquisition, as if they had been acquired at the beginning of each period follows (in thousands):

                                                                   FOR THE YEAR ENDED
                                                    ------------------------------------------------
                                                    DECEMBER 28, 2002              DECEMBER 29, 2001
                                                    -----------------              -----------------
Net sales and service fees                             $3,636,037                     $3,616,517
Net income                                                 33,922                         17,252


Pro-forma results are not necessarily indicative of what would have occurred had the Transactions and the Copps acquisition been consummated as of the beginning of the periods. Pro forma results include additional depreciation and the amortization of intangible assets resulting from the acquisitions and additional interest expense as if the funds borrowed in connection with the acquisitions had been outstanding from the beginning of each period. The above pro-forma results also include an assumption to exclude nonrecurring costs related to the Transactions totaling $9.1 million, net of tax, consisting of expenses related to the SARs, other termination costs, write-off of deferred financing costs and interest rate swap termination costs.

On October 23, 2002, the Company acquired the assets of four licensed Pick `n Save stores located in and around the greater Milwaukee, Wisconsin metropolitan area from entities owned by Robert S. Gold ("Gold's") for $26.0 million in cash plus the value of certain acquired inventory. The operating results of Gold's are included in the consolidated statements of income after the acquisition date. Goodwill of approximately $19.8 million resulted from the acquisition which was accounted for as a purchase. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

On December 18, 2002, the Company acquired three Rainbow Food stores ("Rainbow") from the Fleming Companies, Inc. for $10.0 million plus the value of certain acquired inventory. All stores are located in southeastern Wisconsin. The stores were closed for remodeling upon acquisition and opened in fiscal 2003. Goodwill of $1.5 million resulted from the acquisition which was accounted for as a purchase. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

The pro-forma effect of the Gold's and Rainbow acquisitions was not material.

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million. Prescott's primarily owns and operates seven licensed Pick `n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of approximately $43.7 million is expected to result from the acquisition which was completed on January 21, 2003.

In February 2003, the Company entered into a definitive agreement to acquire seven Kohl's grocery stores in the Madison area from The Great Atlantic & Pacific Tea Company, Inc. for approximately $19.0 million in cash plus the value of certain acquired inventory. The Company will convert six stores to Copps stores and consolidate the volume of the seventh store into an existing company-owned Copps store. The transaction is expected to close in the second quarter of 2003.

4.    PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment, which is recorded at cost, and other assets consisted of the following (in thousands):


                                                                               DECEMBER 28,       DECEMBER 29,
                                                                                  2002               2001
                                                                                --------           --------
Property and Equipment
  Land                                                                          $ 15,668           $ 14,162
  Buildings                                                                       78,580            122,907
  Equipment                                                                      119,844            244,420
  Leasehold improvements                                                          29,182             44,838
                                                                                --------           --------
                                                                                 243,274            426,327
Less accumulated depreciation and amortization                                    28,726            156,238
                                                                                --------           --------
Property and equipment, net                                                     $214,548           $270,089
                                                                                ========           ========



Depreciation expense for property and equipment, including amortization of property under capital leases, was $27.4 million, $17.6 million, $36.1 million and $25.2 million for the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000.


                                                                               DECEMBER 28,      DECEMBER 29,
                                                                                  2002               2001
                                                                                --------           --------
Other Assets
  Supply contracts-net                                                          $ 30,210
  Trademarks                                                                      23,760
  Debt issuance costs-net                                                         24,038           $    969
  Favorable lease rights                                                           5,000
  Non-compete-net                                                                    450                650
  Other assets                                                                     7,886              7,914
                                                                                --------           --------
Total other assets                                                              $ 91,344           $  9,533
                                                                                ========           ========


Amortization of other assets, excluding trademarks which have indefinite lives, will be approximately $10.1 million in 2003 and 2004, $10.0 million in 2005, $9.9 million in 2006 and $8.3 million in 2007.

5.    LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                                                               DECEMBER 28,      DECEMBER 29,
                                                                                                  2002              2001
                                                                                                ---------         --------
Bank term loan                                                                                   $249,375
Subordinated notes, net of unamortized discount of $373                                           299,627
Old senior notes 6.30%                                                                                            $130,000
Old revolving credit agreement                                                                                      59,000
Old 8.25% notes                                                                                                     25,350
Capital lease obligations, 7.55% to 11.0%, due 2003 to 2020                                        13,614           13,987
Other long-term debt                                                                                  169              211
                                                                                                ---------         --------
                                                                                                  562,785          228,548
   Current maturities                                                                               2,961           27,717
                                                                                                ---------         --------
      Total long-term debt, less current maturities                                             $ 559,824         $200,831
                                                                                                =========         ========



On June 6, 2002, the Company entered into a credit agreement with various lenders (the "Credit Agreement") which provides the Company with an aggregate credit facility of $375 million. The Credit Agreement provides for a $125 million revolving loan commitment, $20 million of which is available for letters of credit, and a $250 million term loan. The revolving loan commitment and the term loan bear interest based upon LIBOR and prime rate options. Under the LIBOR option the applicable rate is LIBOR plus 2.5%. Under the base rate option the applicable rate is prime plus 1.5%. All borrowings under the term loan at December 28, 2002, bear interest at the LIBOR option which was effectively 4.2%. Commitment fees of 0.75% accrue on the unutilized portion of the revolving loan when 50% or less of the revolving loan is utilized (0.50% at any other time).

The revolving loan matures June 2007. The term loan is repayable in 28 consecutive quarterly installments, the first 24 of which will each be in the amount of $625,000 and the last four of which will each be in the amount of $58,750,000.

Voluntary prepayments of principal outstanding under the term and revolving loans are permitted at any time without premium or penalty, upon proper notice as defined. In addition, the Company is required to prepay amounts outstanding under the Credit Agreement related to certain issuances of equity, additional indebtedness, asset dispositions or upon reduced levels of leverage, all as defined in the Credit Agreement.

The loans and obligations under the Credit Agreement are guaranteed by RAC and each of the Company's direct and indirect present and future domestic subsidiaries. The Credit Agreement is also secured by substantially all tangible and intangible assets of the Company as well as a pledge of its stock and that of all its domestic subsidiaries.

The Credit Agreement contains various restrictive covenants which: (i) prohibits the Company from prepaying other indebtedness, (ii) requires it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio,
(b) a maximum ratio of senior debt to EBITDA, and (c) a maximum ratio of total debt to EBITDA; and (iii) requires it to satisfy financial condition tests including limitations on capital expenditures. In addition, the Credit Agreement prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes as defined below, if the Company fails to perform its obligations under or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement.

On December 28, 2002, the Company had approximately $114.1 million of unused borrowing capacity under the revolving loan commitment after the issuance of $10.9 million of letters of credit.

The Company also has $300 million of 8 7/8% Senior Subordinated Notes outstanding at December 28, 2002 which mature June 15, 2012 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually in arrears on June 15 and December 15. The Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries.

At any time prior to June 15, 2005, the Company may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of Notes at a redemption price of 108.875% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings. After June 15, 2007, the Company may redeem all or a part of the Notes at redemption prices of 104.438% in 2007, 102.958% in 2008, 101.479% in 2009, and at 100% of the principal amount thereafter.

Upon a change in control, as defined, the Notes holders may require the Company to repurchase all of the Notes in cash at 101% of aggregate principal amounts plus accrued and unpaid interest and liquidated damages.

The indenture governing the Notes, among other things, (i) restricts the Company's ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of its subsidiaries to pay dividends or make certain payments to it; and (iii) places restrictions on the Company's ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

At December 28, 2002, the Company and its subsidiaries were in compliance with the financial covenants of all of its indebtedness, including obligations under the Credit Agreement and the Notes.

On April 4, 2000, the Company entered into a five-year interest rate swap agreement under which the Company paid a fixed rate of 7.32% and received a floating LIBOR rate. The effect of the swap agreement was to fix the rate on $60.0 million of borrowings under the old revolving loan commitment. For the year ended December 29, 2001, the total net cost, recorded as interest expense, of converting from floating rate to fixed rate was $1.7 million.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the fiscal year beginning December 31, 2000 and required the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values for cash-flow hedges are deferred and recorded as a component of other comprehensive income until the hedged transactions occur and are then recognized in earnings.

On December 31, 2000, upon adoption of SFAS No. 133, the Company recognized a transition adjustment relating to the recording of the interest rate swap for approximately $2.0 million, net of tax of $1.4 million, in stockholders' equity as accumulated other comprehensive loss as the interest rate swap qualified as a cash-flow hedge. The fair value of the Company's interest rate swap, based on the net cost to settle the transaction at December 29, 2001, was approximately $3.4 million, net of tax of $2.6 million and was recorded as a liability and accumulated other comprehensive loss in the Company's consolidated balance sheet.

The fair value of the interest rate swap was $3.8 million, net of tax of $2.9 million, at June 6, 2002. Accordingly the increase in the fair value of the interest rate swap (the net cost to settle the transaction) was reflected as an additional other comprehensive loss during the period December 30, 2001 to June 6, 2002. Concurrent with the Transactions, the interest rate swap was terminated and the related debt and the interest rate swap was paid off. As a result, the Company expensed the interest rate swap termination cost of $6,652,000 during the period from December 30, 2001 to June 6, 2002.

Repayment of principal on long-term debt outstanding is as follows (in thousands):

 2003                                                          $   2,961
 2004                                                              3,007
 2005                                                              3,053
 2006                                                              3,056
 2007                                                              3,091
 Thereafter                                                      547,990
                                                               ---------
                                                                 563,158
 Less unamortized discount                                          (373)
                                                               ---------
                                                               $ 562,785
                                                               =========

6. EMPLOYEE BENEFIT PLANS

Substantially all non-union employees of the Company and employees of its subsidiaries are covered by defined benefit pension plans. Benefits are based on either years of service and the employee's highest compensation during five of the most recent ten years of employment or on stated amounts for each year of service. The Company intends to annually contribute only the minimum contributions required by applicable regulations.

The following tables set forth pension obligations and plan assets information (in thousands):

                                                             JUNE 7, 2002 TO       DECEMBER 30,2001         YEAR ENDED
                                                            DECEMBER 28, 2002       TO JUNE 6, 2002      DECEMBER 29, 2001
                                                            -----------------       ---------------      -----------------
CHANGE IN BENEFIT OBLIGATION:
 Benefit Obligation-Beginning of Period                        $  105,271             $ 88,320             $ 59,297
 Service cost                                                       3,778                2,306                4,336
 Interest cost                                                      3,851                2,719                5,175
 Actuarial loss                                                       373               11,107                3,999
 Benefits paid                                                     (1,728)              (1,229)              (2,265)
 Business acquisition and other                                                          2,048               17,778
                                                               ----------             --------             --------
 Benefit Obligation-End of Period                              $  111,545             $105,271             $ 88,320
                                                               ==========             ========             ========

CHANGE IN PLAN ASSETS:

 Fair Value-Beginning of Period                                $   56,677             $ 59,161             $ 46,950
 Actual return on plan assets                                      (5,408)              (2,234)              (4,553)
 Company contribution                                               5,392                  979                4,811
 Benefits paid                                                     (1,728)              (1,229)              (2,265)
 Business acquisition                                                                                        14,218
                                                               ----------              -------             --------
 Fair Value-End of Period                                      $   54,933             $ 56,677             $ 59,161
                                                               ==========             ========             ========

FUNDED STATUS:

 As of period-end                                              $  (56,612)                                 $(29,159)
 Unrecognized cost:
  Actuarial and investment losses, net                              8,784                                    21,809
  Prior service cost                                                                                            145
  Transition asset                                                                                              (66)
  Additional minimum liability                                                                               (9,226)
                                                               ----------                                  --------
 Accrued benefit cost                                          $  (47,828)                                 $(16,497)
                                                               ==========                                  ========

The additional minimum liability of $9,226,000, net of tax of $3,968,000, has been reflected in other comprehensive income in fiscal 2001.


                                                                                                  YEAR ENDED       YEAR ENDED
                                                       JUNE 7, 2002 TO     DECEMBER 30, 2001 TO   DECEMBER 29,    DECEMBER 30,
                                                      DECEMBER 28, 2002        JUNE 6, 2002          2001            2000
                                                      -----------------        ------------          ----            ----

THE COMPONENTS OF PENSION COST ARE AS FOLLOWS:
 Service cost                                             $  3,778               $  2,306          $ 4,336          $ 2,896
 Interest cost on projected benefit obligation               3,851                  2,719            5,175            3,916
 Expected return on plan assets                             (3,007)                (2,286)          (5,083)          (4,393)
 Net amortization and deferral:
  Unrecognized net loss (gain)                                                        341              173               (1)
  Unrecognized prior service cost                                                     100               36               36
  Unrecognized net asset                                                               (5)            (133)            (174)
                                                          --------               --------          -------          -------
 Net pension cost                                         $  4,622               $  3,175          $ 4,504          $ 2,280
                                                          ========               ========          =======          =======


                                                                                                  YEAR ENDED       YEAR ENDED
                                                      JUNE 7, 2002 TO       DECEMBER 30, 2001    DECEMBER 29,     DECEMBER 30,
                                                      DECEMBER 28, 2002      TO JUNE 6, 2002         2001             2000
                                                      -----------------      ---------------         ----             ----
THE ASSUMPTION USED IN THE ACCOUNTING
WERE AS FOLLOWS:
 Discount rate                                              6.50%                 7.25%              7.25%           7.50%
 Rate of increase in compensation levels                    4.00%                 4.00%              4.00%           4.00%
 Expected long-term rate of return of assets                9.00%                 9.00%              9.00%           9.00%


The reduction in the discount rate as of June 6, 2002 resulted in an increase of $12.2 million in the projected benefit obligation and is expected to result in an increase in the 2003 pension expense of approximately $1.3 million.

The Company and its subsidiaries also participate in various multi-employer plans which provide defined benefits to employees under collective bargaining agreements. Amounts charged to pension expense for such plans were $3.8 million, $2.8 million, $7.0 million and $5.4 million for the period from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000, respectively. The Company has a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. Total expense for the plan amounted to $1.3 million, $0.9 million, $1.9 million and $1.2 million for the period from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000, respectively. Also, the Company has a defined contribution plan covering certain hourly employees covered by a collective bargaining agreement. Total expense for the plan amounted to $0.6 million, $0.4 million, $0.7 million and $0.7 million for the period from June 7, 2002 to December 28, 2002, December 30, 2002 to June 6, 2002, fiscal 2001 and fiscal 2000, respectively.

7. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                 SUCCESSOR                           PREDECESSOR
                                                              -----------------      ----------------------------------------------
                                                                                                          YEAR ENDED    YEAR ENDED
                                                               JUNE 7, 2002 TO       DECEMBER 30, 2001   DECEMBER 29,  DECEMBER 30,
Current income tax provision:                                 DECEMBER 28, 2002       TO JUNE 6, 2002        2001         2000
                                                              -----------------       ----------------   ------------  ------------
   Federal                                                         $  11,990               $  7,670          $  9,593      $12,188
   State                                                               2,678                  2,011             2,967        3,506
                                                                   ---------               --------          --------      -------
Total Current                                                         14,668                  9,681            12,560       15,694
Deferred income tax provision:
   Federal                                                            (1,158)                (1,959)            2,860       (1,072)
   State                                                                (165)                  (309)              435         (164)
                                                                   ---------               --------          --------      -------
Total Deferred                                                        (1,323)                (2,268)            3,295       (1,236)
                                                                   ---------               --------          --------      -------
   Total                                                           $  13,345               $  7,413          $ 15,855      $14,458
                                                                   =========               ========          ========      =======


Federal income tax at the statutory rate of 35% for the period from June 7, 2002 to December 28, 2002, December 30, 2001 to June 6, 2002, fiscal 2001 and fiscal 2000 and income tax expense as reported are reconciled as follows (in thousands):

                                                                   SUCCESSOR                           PREDECESSOR
                                                                -----------------      ---------------------------------------------
                                                                                                            YEAR ENDED   YEAR ENDED
                                                                 JUNE 7, 2002 TO       DECEMBER 30, 2001   DECEMBER 29, DECEMBER 30,
                                                                DECEMBER 28, 2002       TO JUNE 6, 2002       2001          2000
                                                                -----------------       ----------------   ------------ ------------
Federal income tax at statutory rate                               $  11,831               $  6,419          $ 14,574      $12,447
State income taxes, net of federal tax benefits                        1,576                    998             1,929        2,279
Resolution of prior year tax audits                                                                            (2,360)        (620)
Non-deductible goodwill                                                                                         1,813        1,273
Other-net                                                                (62)                    (4)             (101)        (921)
                                                                   ---------               --------          --------      -------
Income tax expense                                                 $  13,345               $  7,413          $ 15,855      $14,458
                                                                   =========               ========          ========      =======


The approximate tax effects of temporary differences as of December 28, 2002 and December 29, 2001 are as follows (in thousands):

                                                     SUCCESSOR                                      PREDECESSOR
                                      ---------------------------------------           --------------------------------------
                                                 DECEMBER 28, 2002                                DECEMBER 29, 2001
                                      ---------------------------------------           --------------------------------------
                                      ASSETS         LIABILITIES        TOTAL           ASSETS       LIABILITIES         TOTAL
                                      ------         -----------        -----           ------       -----------         -----
Allowance for
 doubtful accounts                 $   2,811                          $   2,811        $  1,535                        $  1,535
Inventories                                           $   (901)            (901)                      $  (2,783)         (2,783)
Employee benefits                     10,287                             10,287          11,416                          11,416
Accrued expenses
 not currently
 deductible                            3,674                              3,674           2,236                           2,236
Other                                                                                                    (2,711)         (2,711)
                                   ---------          --------        ---------        --------       ---------         -------
Total current                         16,772              (901)          15,871          15,187          (5,494)          9,693
                                   ---------          --------        ---------        --------       ---------         -------

Allowance for
 doubtful accounts                                                                          527                             527
Depreciation and
 amortization                                          (28,913)         (28,913)                        (26,482)        (26,482)
Employee benefits                     22,322                             22,322           9,101                           9,101
Accrued expenses
 not currently
 deductible                           29,368                             29,368           9,126                           9,126
Net operating loss
 carryforwards                         2,454                              2,454           6,200                           6,200
Other                                                                                       937                             937
                                   ---------         ---------        ---------        --------       ---------         -------
Total noncurrent                      54,144           (28,913)          25,231          25,891         (26,482)           (591)
                                   ---------         ---------        ---------        --------       ---------         -------
  Total                            $  70,916         $ (29,814)       $  41,102        $ 41,078       $ (31,976)        $ 9,102
                                   =========         =========        =========        ========       =========         =======

Management believes that it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination include the historical operating results of the Company and expectations of future earnings. As of December 28, 2002, the Company has state net operating loss carryforwards of approximately $48 million which are due to expire beginning 2015. Of the state net operating losses, $33 million is subject to an annual limitation of approximately $4 million under Section 382 of the Internal Revenue Code of 1986, as amended.

8. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rental expense and related subleasing income under operating leases are as follows (in thousands):

                                                            RENTAL EXPENSE
                                                    -------------------------------     SUBLEASING
PERIOD                                              MINIMUM              CONTINGENT       INCOME
------                                              --------             ----------       ------
Fiscal 2000                                         $ 34,734              $  480        $ 23,282
Fiscal 2001                                           40,582                 704          21,818
December 30, 2001 to June 6, 2002                     17,137                 592           9,625
June 7, 2002 to December 28, 2002                     23,887                 108          12,058

In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that generally range from one additional five-year period to four additional five-year periods. Those items are not included in the rent expenses listed above.

Contingent rentals may be paid under certain store leases on the basis of the store's sales in excess of stipulated amounts.

Future minimum rental payments under long-term leases are as follows at December 28, 2002 (in thousands):


                                                    OPERATING          CAPITALIZED           SUBLEASE
                                                      LEASES              LEASES              INCOME
                                                      ------              ------              ------
2003                                                $ 37,420            $  1,572            $ 17,067
2004                                                  36,698               1,575              16,342
2005                                                  34,592               1,575              14,551
2006                                                  33,923               1,575              13,972
2007                                                  31,981               1,576              12,569
Thereafter                                           191,203              16,908              58,518
                                                    --------            --------            --------
  Total                                             $365,817              24,781            $133,019
                                                    ========                                ========
Amount representing interest                                              11,167
                                                                        --------
Present value of net minimum lease payments                               13,614
Current portion                                                              414
                                                                        --------
Long-term portion                                                       $ 13,200
                                                                        ========

Assets under capital leases, consisting of retail store sites, had a net book value of $11.5 million, net of accumulated amortization of $0.4 million, at December 28, 2002, and $12.2 million, net of accumulated amortization of $0.5 million, at December 29, 2001.

The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

The Company has guaranteed customer bank loans and leases amounting to $1.1 million as of December 28, 2002. As the Company does not expect to pay such amounts, nothing was accrued at December 28, 2002.

9. PATRONAGE DIVIDENDS

Historically, the Company's common stock was beneficially owned by the owners of 99 retail grocery stores serviced by Roundy's. These former stockholders received patronage dividends from the Company based on the level of their purchases. Subsequent to the Transactions, such patronage dividends are no longer payable.

10. STOCKHOLDERS' EQUITY

Option and stock appreciation rights ("SARs") transactions were as follows:

                                                                                                           OPTIONS
                                                                                                           WEIGHTED
                                                     OPTIONS          SARS         OPTION PRICE         AVERAGE PRICE
                                                     -------          ----          ------------        -------------
Outstanding, January 1, 2000                          50,000         21,000       $ 53.10-$104.35           $ 67.96
  Exercised                                             (400)        (3,400)                94.30             94.30
  Granted                                              1,000            184                129.95            129.95
                                                       -----         ------       ---------------           -------
Outstanding, December 30, 2000                        50,600         17,784         53.10- 129.95             68.97
  Exercised                                           (2,500)        (1,450)        53.10-  94.30             77.82
  Cancelled                                                             (50)
                                                      ------         ------       ---------------
Outstanding, December 29, 2001                        48,100         16,284       $ 53.10-$129.95           $ 68.51
                                                      ======         ======       ===============           =======

Options exercisable at December 29, 2001 were 47,766 with a weighted average price of $68.08. All options became exercisable on June 6, 2002 and were exercised in connection with the Transactions.

The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. During 2000, the Company extended the term of all of its previously granted stock options resulting in a compensation charge of $3.1 million. Compensation expense was immaterial for 2001. If the Company had elected to recognize compensation cost for the Plan based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, pro-forma net income in fiscal 2001 and the period from December 30, 2001 to June 6, 2002 would have decreased by less than $100,000, while the effect on 2000 net income would have been an approximate increase of $685,000.

SAR holders were entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the fair market value per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. Compensation expense was not material in 2001 and 2000. With the change in control of the Company, SARs previously granted and not exercised became exercisable, and were exercised on June 6, 2002 and resulted in $5.2 million of expense recorded in the period from December 30, 2001 to June 6, 2002.

11. EVANSVILLE FIRE

During 1998, fire destroyed the Evansville, Indiana warehouse, inventory and equipment. As of December 30, 2000, all insurance claims related to the fire had been settled. During 2000, the Company recorded gains of $3.3 million related to the insurance settlements. This amount is reflected in other -- net revenues in the Company's consolidated statements of income.

12. SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two reportable segments - wholesale and retail. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. The accounting policies of the reportable segments are the same as those described in Note 2. In 2002, 2001 and 2000, no customer accounted for over 10% of net sales and service fees.

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

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

(IN THOUSANDS)                               SUCCESSOR                                              PREDECESSOR
                                        -----------------      -----------------------------------------------------------------
                                         JUNE 7, 2002 TO       DECEMBER 30, 2001           YEAR ENDED              YEAR ENDED
                                        DECEMBER 28, 2002       TO JUNE 6, 2002        DECEMBER 28, 2001       DECEMBER 29, 2000
                                        -----------------       ---------------        -----------------       -----------------
NET SALES AND SERVICE FEES

   Retail                                 $   942,859            $   646,408              $1,377,133               $  891,666
   Wholesale                                1,710,687              1,317,161               2,880,981                2,628,026
   Eliminations                              (576,978)              (404,100)               (870,352)                (589,659)
                                          -----------            -----------              ----------               ----------
   Consolidated                           $ 2,076,568            $ 1,559,469              $3,387,762               $2,930,033
                                          ===========            ===========              ==========               ==========

INCOME BEFORE PATRONAGE DIVIDENDS,
  DEPRECIATION AND AMORTIZATION

   Retail                                 $    32,968            $    21,307              $   42,052               $   21,879
   Wholesale                                   45,319                 33,364                  61,214                   59,493
   Corporate                                  (13,498)               (18,629)                 (9,918)                 (10,437)
                                          -----------            ------------              ---------               ----------
   Consolidated                           $    64,789            $    36,042              $   93,348               $   70,935
                                          ===========            ===========              ==========               ==========

DEPRECIATION AND AMORTIZATION

   Retail                                 $    12,980            $     9,105              $   24,788              $    15,167
   Wholesale                                    5,505                  4,405                   9,604                    7,759
   Corporate                                   12,501                  4,191                   8,636                    7,411
                                          -----------            -----------              ----------               ----------
   Consolidated                           $    30,986            $    17,701              $   43,028               $   30,337
                                          ===========            ===========              ==========               ==========

INTEREST

   Retail                                 $     6,543            $     6,132              $   12,180               $    8,180
   Wholesale                                    1,342                  2,146                   3,581                    1,655
   Corporate                                   13,130                  5,487                   3,023                    6,029
                                          -----------            -----------              ----------               ----------
   Consolidated                           $    21,015            $    13,765              $   18,784               $   15,864
                                          ===========            ===========              ==========               ==========

CAPITAL EXPENDITURES

   Retail                                 $    13,031            $     5,273              $   10,961               $   14,558
   Wholesale                                    4,581                  1,426                   9,727                    8,851
   Corporate                                    5,042                  3,943                  11,926                   14,297
                                          -----------            -----------              ----------               ----------
   Consolidated                           $    22,654            $    10,642              $   32,614               $   37,706
                                          ===========            ===========              ==========               ==========

IDENTIFIABLE ASSETS (AT YEAR END)

   Retail                                 $   509,093                                     $  325,026
   Wholesale                                  582,807                                        366,851
   Corporate                                  288,854                                        102,633
                                          -----------                                     ----------
   Consolidated                           $ 1,380,754                                     $  794,510
                                          ===========                                     ==========

13. ALLOWANCE FOR LOSSES

Allowance for losses consists of the following (In thousands):


                                                ADDITIONS
                                                 CHARGED                                  BALANCE
                                   BALANCE AT  (CREDITED)  (RECOVERIES TO)                AT END
                                    BEGINNING       TO        DEDUCTIONS      BUSINESS      OF
DESCRIPTION                        OF PERIOD    EXPENSES    FROM RESERVE    ACQUISITION   PERIOD
-----------                        ----------  ----------  ---------------  -----------  --------
June 7, 2002 to December
28, 2002:
Current receivables                $ 6,292      (1,193)        (478)                      $ 5,577
Notes receivable,                  $ 1,300         175                                    $ 1,475
long-term

December 30, 2001
to June 6, 2002:
Current receivables                $ 7,021        (701)          28                      $ 6,292
Notes receivable,                  $ 1,300                                               $ 1,300
long-term

December 29, 2001:
Current receivables                $ 5,729         820           16            488        $ 7,021
Notes receivable,                  $ 2,129        (829)                                   $ 1,300
long-term

December 30, 2000:
Current receivables                $ 5,510       4,186        3,967                      $ 5,729
Notes receivable,                  $ 7,137      (5,008)                                  $ 2,129
long-term

Deductions from the reserve represent accounts written off, less recoveries.


14. CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Notes. The accounting policies for all entities are consistent with those previously described herein.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
JUNE 7, 2002 TO DECEMBER 28, 2002 (SUCCESSOR)
(IN THOUSANDS)


                                                                        COMBINED
                                           ROUNDY'S     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           ---------    ------------  ------------   ----------
REVENUES:
Net sales and service fees                 $ 881,724      $1,585,198    $(390,354)   $2,076,568
Other-net                                      9,618             880       (9,291)        1,207
                                           ---------      ----------    ---------    ----------
                                             891,342       1,586,078     (399,645)    2,077,775
                                           ---------      ----------    ---------    ----------
COSTS AND EXPENSES:
Cost of sales                                811,455       1,299,804     (383,026)    1,728,233
Operating and administrative                  47,211         254,841       (7,328)      294,724
Interest                                      20,302          10,004       (9,291)       21,015
                                           ---------      ----------    ---------    ----------
                                             878,968       1,564,649     (399,645)    2,043,972
                                           ---------      ----------    ---------    ----------

INCOME (LOSS) BEFORE INCOME TAXES             12,374          21,429                     33,803
PROVISION (BENEFIT) FOR INCOME TAXES           4,885           8,460                     13,345
EQUITY IN EARNINGS OF SUBSIDIARIES            12,969                      (12,969)
                                           ---------      ----------    ---------    ----------
NET INCOME                                 $  20,458      $   12,969    $ (12,969)   $   20,458
                                           =========      ==========    =========-   ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
DECEMBER 30, 2001 TO JUNE 6, 2002 (PREDECESSOR)
(IN THOUSANDS)

                                                                        COMBINED
                                           ROUNDY'S     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           ---------    ------------  ------------   ----------
REVENUES:
Net sales and service fees                 $  653,065     $1,193,445    $(287,041)    $1,559,469
Other-net                                       6,706            745       (6,757)           694
                                           ----------     ----------    ---------     ----------
                                              659,771      1,194,190     (293,798)     1,560,163
                                           ----------     ----------    ---------     ----------
COSTS AND EXPENSES:
Cost of sales                                 600,978        979,070     (281,601)     1,298,447
Operating and administrative                   42,551        185,099       (5,440)       222,210
SARs and other termination costs                7,400                                      7,400
Interest                                       13,255          7,267       (6,757)        13,765
                                           ----------     ----------    ---------     ----------
                                              664,184      1,171,436     (293,798)     1,541,822
                                           ----------     ----------    ---------     ----------

INCOME (LOSS) BEFORE INCOME TAXES              (4,413)        22,754                      18,341
PROVISION (BENEFIT) FOR INCOME TAXES           (1,689)         9,102                       7,413
EQUITY IN EARNINGS OF SUBSIDIARIES             13,652                     (13,652)
                                           ----------     ----------    ---------     ----------
NET INCOME                                 $   10,928     $   13,652    $ (13,652)    $   10,928
                                           ==========     ==========    =========     ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 29, 2001 (PREDECESSOR)
(IN THOUSANDS)

                                                                        COMBINED
                                           ROUNDY'S     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           ---------    ------------  ------------   ----------
REVENUES:
Net sales and service fees                $  1,464,319   $ 2,585,671    $ (662,228)  $3,387,762
Other-net                                       16,347         1,970       (16,260)       2,057
                                          ------------   -----------    ----------   ----------
                                             1,480,666     2,587,641      (678,488)   3,389,819
                                          ------------   -----------    ----------   ----------
COSTS AND EXPENSES:
Cost of sales                                1,346,749     2,159,864      (651,462)   2,855,151
Operating and administrative                    97,966       378,365       (10,767)     465,564
Interest                                        18,187        16,856       (16,259)      18,784
                                          ------------   -----------    ----------   ----------
                                             1,462,902     2,555,085      (678,488)   3,339,499
                                          ------------   -----------    ----------   ----------
INCOME BEFORE PATRONAGE DIVIDENDS               17,764        32,556                     50,320
PATRONAGE DIVIDENDS                             16,023        (7,342)                     8,681
                                          ------------   -----------    ----------   ----------
INCOME BEFORE INCOME TAXES                       1,741        39,898                     41,639
PROVISION FOR INCOME TAXES                         658        15,197                     15,855
EQUITY IN EARNINGS OF SUBSIDIARIES              24,701                     (24,701)
                                          ------------   -----------    ----------   ----------
NET INCOME                                $     25,784   $    24,701    $  (24,701)  $   25,784
                                          ============   ===========    ==========   ==========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 30, 2000 (PREDECESSOR)
(IN THOUSANDS)

                                                                        COMBINED
                                           ROUNDY'S     SUBSIDIARIES  ELIMINATIONS      TOTAL
                                           ---------    ------------  ------------   ----------
REVENUES:
Net sales and service fees                $  1,374,642   $ 2,092,196    $ (536,805)  $2,930,033
Other-net                                       12,507         6,674       (12,007)       7,174
                                          ------------   -----------    ----------   ----------
                                             1,387,149     2,098,870      (548,812)   2,937,207
                                          ------------   -----------    ----------   ----------
COSTS AND EXPENSES:
Cost of sales                                1,268,878     1,799,444      (527,589)   2,540,733
Operating and administrative                    85,383       263,845        (9,216)     340,012
Interest                                        22,333         5,538       (12,007)      15,864
                                          ------------   -----------    ----------   ----------
                                             1,376,594     2,068,827      (548,812)   2,896,609
                                          ------------   -----------    ----------   ----------
INCOME BEFORE PATRONAGE DIVIDENDS               10,555        30,043                     40,598
PATRONAGE DIVIDENDS                              9,196        (4,161)                     5,035
                                          ------------   -----------    ----------   ----------
INCOME BEFORE INCOME TAXES                       1,359        34,204                     35,563
PROVISION FOR INCOME TAXES                         545        13,913                     14,458
EQUITY IN EARNINGS OF SUBSIDIARIES              20,291                     (20,291)
                                          ------------   -----------    ----------   ----------
NET INCOME                                $     21,105   $    20,291    $  (20,291)  $   21,105
                                          ============   ===========    ==========   ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 28, 2002 (SUCCESSOR)
(IN THOUSANDS)

                                                                        COMBINED
ASSETS                                     ROUNDY'S     SUBSIDIARIES  ELIMINATIONS      TOTAL
------                                     ---------    ------------  ------------   ----------
CURRENT ASSETS:
  Cash and cash equivalents               $  117,307      $  22,471                 $   139,778
  Notes and accounts receivable-net           35,543         56,317    $   (4,516)      87,344
  Merchandise inventories                     63,386        173,079                    236,465
  Prepaid expenses and other                  (4,649)        30,276                      25,627
                                          ----------      ---------    ----------   -----------

    TOTAL CURRENT ASSETS                     211,587        282,143        (4,516)      489,214
                                          ----------      ---------    ----------   -----------

PROPERTY AND EQUIPMENT-NET                    10,873        203,675                    214,548

OTHER ASSETS:
  Investment in subsidiaries                 190,732                     (190,732)
  Intercompany receivables                   409,761                     (409,761)
  Deferred income tax benefits                25,231                                    25,231
  Notes receivable                               640          2,883                      3,523
  Goodwill and other assets                  258,896        389,342                     648,238
                                          ----------      ---------    ----------   -----------

    TOTAL OTHER ASSETS                       885,260        392,225      (600,493)      676,992
                                          ----------      ---------    ----------   -----------

TOTAL ASSETS                              $1,107,720      $ 878,043    $ (605,009)  $ 1,380,754
                                          ==========      =========    ==========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $  127,742      $ 116,147    $   (3,043)  $   240,845
  Accrued expenses and other                  81,314         70,944        (1,473)     150,786
  Current maturities of long-term debt         2,500            461                      2,961
  Intercompany payable                                      409,761      (409,761)
                                          ----------      ---------    ----------   -----------

    TOTAL CURRENT LIABILITIES                211,556        597,313      (414,277)      394,592
                                          ----------      ---------    ----------   -----------

LONG-TERM DEBT                               546,502         13,322                    559,824

OTHER LIABILITIES                             14,704         76,676                      91,380
                                          ----------      ---------    ----------   -----------

    TOTAL LIABILITIES                        772,762        687,311      (414,277)    1,045,796
                                          ----------      ---------    ----------   -----------


SHAREHOLDERS' EQUITY                         334,958        190,732      (190,732)      334,958
                                          ----------      ---------    ----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS'       $1,107,720      $ 878,043    $ (605,009)  $ 1,380,754
                                          ==========      =========    ==========   ===========
EQUITY

CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 29, 2001 (PREDECESSOR)
(IN THOUSANDS)

                                                                              COMBINED
ASSETS                                                   ROUNDY'S           SUBSIDIARIES         ELIMINATIONS          TOTAL
                                                         --------           ------------         ------------          -----
CURRENT ASSETS:
  Cash and cash equivalents                             $  23,137            $   22,379                             $    45,516
  Notes and accounts receivable-net                        25,725                66,361          $    (17,302)           74,784
  Merchandise inventories                                  68,761               178,718                    88           247,567
  Prepaid expenses and other                               12,140                15,303                                  27,443
                                                        ---------            ----------          ------------       -----------

    TOTAL CURRENT ASSETS                                  129,763               282,761               (17,214)          395,310
                                                        ---------            ----------          ------------       -----------

PROPERTY AND EQUIPMENT-NET                                 24,027               246,062                                 270,089

OTHER ASSETS:
  Investment in subsidiaries                              147,160                                    (147,160)
  Intercompany receivables                                302,359                                    (302,359)
  Notes receivable                                          1,061                 4,625                                   5,686
  Goodwill and other assets                                 2,691               120,734                                 123,425
                                                        ---------            ----------          ------------       -----------

    TOTAL OTHER ASSETS                                    453,271               125,359              (449,519)          129,111
                                                        ---------            ----------          ------------       -----------

TOTAL ASSETS                                            $ 607,061            $  654,182          $   (466,732)      $   794,510
                                                        =========            ==========          ============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $ 135,342            $  118,245          $     (9,938)      $   243,649
  Accrued expenses and other                               54,606                51,674                (7,276)           99,004
  Current maturities of long-term debt                     27,300                   417                                  27,717
  Intercompany payable                                                          302,359              (302,359)
                                                        ---------            ----------          -------------      -----------


    TOTAL CURRENT LIABILITIES                             217,248               472,695              (319,572)          370,370
                                                        ---------            ----------          -------------      -----------

LONG-TERM DEBT                                            187,050                13,781                                 200,831

OTHER LIABILITIES                                          23,027                20,546                                  43,573
                                                        ---------            ----------          ------------       -----------

    TOTAL LIABILITIES                                     427,325               507,022              (319,573)          614,774
                                                        ---------            ----------          ------------       -----------

REDEEMABLE COMMON STOCK                                     9,244                                                         9,244
                                                        ---------            ----------          ------------       -----------

SHAREHOLDERS' EQUITY                                      170,492               147,160              (147,160)          170,492
                                                        ---------            ----------          ------------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 607,061            $  654,182          $   (466,733)      $   794,510
                                                        =========            ==========          ============-      ===========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JUNE 7, 2002 TO DECEMBER 28, 2002 (SUCCESSOR)
(IN THOUSANDS)

                                                                                                     COMBINED
                                                                                 ROUNDY'S          SUBSIDIARIES         TOTAL
                                                                                 --------          ------------         -----
NET CASH FLOWS FROM OPERATING ACTIVITIES:                                       $ (34,276)          $ 110,814         $  76,538
                                                                                ----------          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures-net of proceeds                                             (6,256)            (16,046)          (22,302)
  Acquisition of Roundy's                                                        (319,624)           (220,372)         (539,996)
  Payment for business acquisitions net of cash acquired                          (40,631)                              (40,631)
  Notes receivable                                                                    103               1,006             1,109
                                                                                ---------           ---------          --------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (366,408)           (235,412)         (601,820)
                                                                                ---------          ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                              549,625                               549,625
  Interest rate swap termination payment                                           (6,652)                               (6,652)
  Payments of debt                                                               (166,524)               (248)         (166,772)
  Debt issuance costs                                                             (25,641)                              (25,641)
  Contributed capital                                                             314,500                               314,500
  Intercompany receivables-net                                                   (147,317)            147,317
                                                                                ---------          ----------         ---------
  NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       517,991             147,069           665,060
                                                                                ---------          ----------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         117,307              22,471           139,778

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                ---------          ----------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 117,307           $  22,471         $ 139,778
                                                                                =========           =========         =========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM DECEMBER 30, 2001 TO JUNE 6, 2002 (PREDECESSOR)
(IN THOUSANDS)

                                                                                                      COMBINED
                                                                                  ROUNDY'S          SUBSIDIARIES        TOTAL
                                                                                  --------          ------------        -----
NET CASH FLOWS FROM OPERATING ACTIVITIES:                                       $ (5,495)             $ 50,339         $ 44,844
                                                                                --------              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures-net of proceeds                                            (4,008)               (6,156)         (10,164)
  Notes receivable                                                                   318                   561              879
                                                                                --------              --------         --------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                     (3,690)               (5,595)          (9,285)
                                                                                --------              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of debt                                                               (48,450)                 (168)         (48,618)
  Debt issuance costs                                                                (56)                                   (56)
  Intercompany receivables-net                                                    39,916               (39,916)
                                                                                --------               -------         --------
  NET CASH FLOWS USED IN FINANCING ACTIVITIES                                     (8,590)              (40,084)         (48,674)
                                                                                --------               -------         --------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                              (17,775)                4,660          (13,115)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    23,137                22,379           45,516
                                                                                --------              --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  5,362              $ 27,039         $ 32,401
                                                                                ========              ========         ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2001 (PREDECESSOR)
(IN THOUSANDS)

                                                                                                      COMBINED
                                                                                 ROUNDY'S           SUBSIDIARIES         TOTAL
                                                                                 --------           ------------         -----
NET CASH FLOWS FROM OPERATING ACTIVITIES:                                       $ 14,692              $ 61,579         $ 76,271
                                                                                --------              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures-net of proceeds                                            (7,071)              (21,151)         (28,222)
  Payment for business acquisitions net of cash acquired                         (78,829)                               (78,829)
  Other                                                                              647                 1,019            1,666
                                                                                --------              --------         --------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    (85,253)              (20,132)        (105,385)
                                                                                --------              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                              88,000                                 88,000
  Payments of debt                                                               (47,800)                 (256)         (48,056)
  Debt issuance costs                                                             (5,207)                                (5,207)
  Intercompany receivables-net                                                    36,902               (36,902)
                                                                                --------              --------         --------
  NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                       71,895               (37,158)          34,737
                                                                                --------              --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,334                 4,289            5,623

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      21,803                18,090           39,893
                                                                                --------              --------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 23,137              $ 22,379         $ 45,516
                                                                                ========              ========         ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2000 (PREDECESSOR)
(IN THOUSANDS)

                                                                                                      COMBINED
                                                                                 ROUNDY'S           SUBSIDIARIES         TOTAL
                                                                                 --------           ------------         -----
NET CASH FLOWS FROM OPERATING ACTIVITIES:                                       $ 29,261              $ 51,689         $ 80,950
                                                                                --------              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures-net of proceeds                                            (9,256)              (23,589)         (32,845)
  Payment for business acquisitions net of cash acquired                        (128,615)                              (128,615)
  Decrease in notes receivable                                                       989                 8,693            9,682
                                                                                --------              --------         --------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (136,882)              (14,896)        (151,778)
                                                                                --------              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                             175,495                                175,495
  Payments of debt                                                              (128,359)                  (31)        (128,390)
  Debt issuance costs                                                             (4,770)                                (4,770)
  Intercompany receivables-net                                                    30,693               (30,693)
                                                                                --------              --------         --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES                         73,059               (30,724)          42,335
                                                                                --------              --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (34,561)                6,068          (28,493)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      56,364                12,022           68,386
                                                                                --------             ---------         --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 21,803             $  18,090         $ 39,893
                                                                                ========             =========         ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (a) On December 19, 2002, the Registrant filed a Current Report on Form 8-K (the "Current Report") to report the dismissal of Deloitte & Touche LLP ("Deloitte & Touche") as the Registrant's independent public accountants and the engagement of Ernst & Young LLP to serve as the Registrant's independent public accountants for the fiscal year ending December 28, 2002. As reported in the Current Report (i) there were no disagreements between the Registrant and Deloitte & Touche on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused Deloitte & Touche to make reference to the subject matter in connection with Deloitte & Touche's report on the Registrant's consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      (b) Not applicable because, as disclosed under (a) above, there were no "disagreements" or "reportable events" as defined in Item 304(a) of regulation S-K in connection with the dismissal of Deloitte & Touche.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of Roundy's are as follows:

            NAME                        AGE     POSITION(S) HELD WITH ROUNDY'S
            ----                        ---     ------------------------------
            Robert A. Mariano           52      Chairman of the Board, Chief Executive
                                                Officer and President; Director

            Darren W. Karst             43      Executive Vice President and Chief
                                                Financial Officer

            Andrew A. Abraham           39      Group Vice President of Marketing

            Gary L. Fryda               50      Group Vice President, Retail Operations,
                                                Customer Satisfaction

            Donald S. Rosanova          53      Group Vice President, Supply Chain

            Michael J. Schmitt          54      Group Vice President, Wholesale Development
                                                and Real Estate

            Colleen J. Stenholt         52      Group Vice President, Human Resources

            Londell J. Behm             51      Vice President, Advertising

            Randy T. Benz               41      Vice President and Controller

            Larry C. Goddard            48      Vice President, Management Information
                                                Systems

            Edward G. Kitz              49      Vice President, Secretary and Treasurer

            Michael J. Santimauro       56      Vice President, Loss Prevention and
                                                Security

            Jeffrey D. Beyer            35      Director

            L. Dick Buell               52      Director

            Ralph W. Drayer             58      Director

            Avy H. Stein                48      Director

            John R. Willis              53      Director

ROBERT A. MARIANO has been the Chairman of the Board, Chief Executive Officer, President and a director of RAC and Roundy's since June 2002. Mr. Mariano was self-employed as a consultant from November 1998 through June 2002. Prior to this, Mr. Mariano served as the President and a Director of Dominick's Supermarkets, Inc. from March 1995 and Chief Executive Officer from January 1996 until Dominick's sale to Safeway Inc. in 1998. Mr. Mariano also served as Chief Operating Officer of Dominick's from March 1995 until January 1996. Mr. Mariano joined Dominick's in 1972.

DARREN W. KARST has been the Executive Vice President and Chief Financial Officer of RAC and Roundy's since June 2002. From 2000 until May 2002, Mr. Karst served as Executive Vice President and Chief Financial Officer of Alliance Entertainment Corp., a distributor of music and video products. Mr. Karst served as Executive Vice President, Finance and Administration of Dominick's from March 1996, and Senior Vice President, Chief Financial Officer, Secretary and a Director from March 1995 until its sale in 1998. From 1991 to 2002, Mr. Karst was a partner at The Yucaipa Companies, a private equity investment firm.

ANDREW A. ABRAHAM has served as Group Vice President Marketing since February 2003. Mr. Abraham served as Vice President of Product Marketing at Radio Shack Corporation from April 2001 to February 2003. From June 1989 to March 2001 Mr. Abraham held various positions in brand management at Procter & Gamble Company.

GARY L. FRYDA has served as Group Vice President, Retail Operations and Customer Satisfaction since October, 2002. From 2000 to October 2002, Mr. Fryda served as Vice President of Corporate Retail. From 1987 to 2000, Mr. Fryda served as the President and Chief Executive Officer of Mega Marts, Inc., which was acquired by Roundy's in March 2000. From 1986 to 1987, Mr. Fryda worked for Cardinal Foods, a grocery wholesale and retail company, initially as Vice President and Chief Operating Officer of Cardinal's retail division and later as President of the retail division. From 1977 to 1986, Mr. Fryda served in managerial roles with Roundy's, including Executive Vice President and Chief Operating Officer of Pick 'n Save stores and Vice President of Pick 'n Save stores.

DONALD S. ROSANOVA has served as Group Vice President of Supply Chain since October 2002. Prior to this position, Mr. Rosanova was Vice President of Operations from 1999 to 2002 with Edward Don & Company, a provider of food service supplies and equipment. Prior to that, Mr. Rosanova served as Group Vice President of Operations at Dominick's from 1994 to November 1998 and held various management positions within Dominick's from 1971 to 1994.

MICHAEL J. SCHMITT has served as Group Vice President Wholesale Development and Real Estate since October 2002. From 1994 to October 2002, Mr. Schmitt served as Vice President of Sales and Development. Prior to this position, Mr. Schmitt was the Vice President, North Central Region from 1992 to 1994 and General Manager, Milwaukee Division from 1990 to 1991. Mr. Schmitt joined Roundy's in 1977.

COLLEEN J. STENHOLT has served as Group Vice President of Human Resources since October 2002. Prior to this position, Ms. Stenholt was Senior Vice President of Human Resources from 1996 to 2002 with Metavante, Inc. a subsidiary of M&I Corporation, a technology solutions company. From 1983 to 1996 she served in various human resource management roles with Northwestern Mutual and GE Medical Systems.

LONDELL J. BEHM has served as Vice President of Advertising since 1988. Mr. Behm joined Roundy's in 1982 as the Advertising Manager and served as the Corporate Director of Advertising in 1987. Prior to joining Roundy's in 1982, Mr. Behm was the Advertising Manager at United Foods, a food wholesale distribution company, from 1972 to 1982.

RANDY T. BENZ has served as Vice President and Controller of Roundy's, Inc. since October 2002 and served as Corporate Controller and Financial Director from 1996 to October 2002. Mr. Benz served as the Director of Financial Planning and Reporting from 1989 to 1996. Prior to joining Roundy's, Mr. Benz was with Deloitte and Touche LLP.

LARRY C. GODDARD has served as Vice President of Management Information Systems since 2001 and served as Director of Technical Support and Operations from 1998 to 2001. Mr. Goddard was the Vice President of Sales at Allen Systems Group, a software development and marketing company, from 1996 to 1997. Mr. Goddard elected to spend the intervening period with his family. Prior to that time, Mr. Goddard held various positions with Canada Trust from 1980 to 1996, most recently as an Assistant Vice President of MIS.

EDWARD G. KITZ has served as Vice President, Secretary and Treasurer of Roundy's since 1995. Mr. Kitz joined Roundy's in 1980 as the Corporate Controller and was promoted to Vice President in 1985. In 1989, Mr. Kitz assumed the additional responsibilities of Treasurer. Prior to joining Roundy's, Mr. Kitz was with Deloitte & Touche LLP.

MICHAEL J. SANTIMAURO has served as Vice President, Loss Prevention and Security since October 2002. Mr. Santimauro served as a Director of Forensic Services for KPMG, LLP from April 1998 to October 2002. Mr. Santimauro served as a Special Agent for the Federal Bureau of Investigation from 1971 to 1998 and served as the Special Agent in charge of Wisconsin from 1994 to 1998.

JEFFERY D. BEYER has been a director of Roundy's since October 2002. Mr. Beyer is a Principal at Willis Stein & Partners and is responsible for structuring acquisitions, coordinating due diligence, negotiating debt financings, working with portfolio company management teams on an ongoing basis and arranging for the disposition of investments. Prior to joining Willis Stein in May 2002, Mr. Beyer was a management consultant at the Boston Consulting Group. Prior to joining Boston Consulting Group, Mr. Beyer attended Stanford University's Graduate School of Business from September 1996 to June 1998, where he received an M.B.A. degree. Mr. Beyer served as Vice President in the mergers and acquisitions group of Bear Stearns from July 1989 to August 1996. Mr. Beyer holds a B.A. degree in economics from the University of Chicago.

L. DICK BUELL has been a director of Roundy's since August 2002. Mr. Buell is Chief Executive Officer of WS Brands, Inc., an entity formed by Willis Stein & Partners for the purpose of acquiring a business in the food or consumer products industry. Prior to joining WS Brands in December 2001, Mr. Buell served as President and Chief Operating Officer of Foodbrands America, Inc., a maker of branded and private-label processed perishable foods for delicatessens, food-service distributors, restaurant chains and retail and wholesale clients, from March 2000 to November 2001. From 1989 to 2000, Mr. Buell held senior management positions at Griffith Laboratories, a developer and manufacturer of value-added flavor and texture systems for food and food products, including serving as President and Chief Executive Officer from 1993 to 2000. From 1983 to 1989, Mr. Buell was a Vice President at Kraft Food Company. From 1979 to 1983, Mr. Buell was a consultant for McKinsey & Company. Prior to joining McKinsey, Mr. Buell spent seven years with Babcock & Wilcox.

RALPH W. DRAYER has been a director of Roundy's since October 2002. Mr. Drayer is Founder and Chairman of Supply Chain Insights, LLC, a supply chain strategy consultancy. Prior to founding Supply Chain Insights, LLC in 2001, Mr. Drayer was with Procter and Gamble for 32 years from 1962 to 2001. Mr. Drayer held a number of distribution, logistics, customer service and customer business development positions with Procter and Gamble, both domestically and internationally most recently as Vice President -- Efficient Customer Response -- Worldwide.

AVY H. STEIN has been a director of RAC and Roundy's since June 6, 2002. Mr. Stein is a Managing Director of Willis Stein & Partners L.P. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC Partners from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL Industries, Inc. and as the Chief Executive Officer of Regent Corporation. He currently serves as a Director of several companies, including Ziff Davis Media, Inc., Racing Champions Corporation, Tremont Corporation and other Willis Stein portfolio companies.

JOHN R. WILLIS has been the Vice President and Secretary and a director of RAC and a director of Roundy's since October, 2002. Mr. Willis is a Managing Director of Willis Stein Partners L.P. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a director of CIVC Partners from 1989 to 1994. In 1988, he founded the Continental Mezzanine Investment Group and was its manager through 1990. Mr. Willis currently serves as a director of several companies, including Aurum Technology, Inc., Aavid Thermal Technologies, Inc., Personal Path Systems, Inc., National Veterinary Associates, Inc. and Ziff Davis Media Inc.

ITEM 11.    EXECUTIVE COMPENSATION

The following table shows the compensation for the past three years of our Chief Executive Officer and the Company's next four most highly compensated executive officers performing policy-making functions for Roundy's, including the Chief Executive Officer, together with its former Chief Executive Officer (the six individuals named in the table below are collectively referred to as the "named executive officers"):

                                                          ANNUAL                     LONG-TERM
                                                       COMPENSATION                COMPENSATION
                                                          SALARY                 RESTRICTED STOCK        LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION YEAR              YEAR       (1) (2)       BONUS         AWARDS (3)       PAYOUTS(3)    COMPENSATION(4)
--------------------------------              ----     ------------    -----     ----------------     ----------    ---------------
Robert A. Mariano(5)                          2002      $339,230     $348,000                                        $    6,862
  Chairman, President and                     2001                       -
  Chief Executive Officer                     2000                       -
Darren W. Karst(5)                            2002       254,423      261,000                                             5,048
  Executive Vice President and                2001                       -
  Chief Financial Officer                     2000                       -
Gary L. Fryda(6)                              2002       332,500       79,967                                            10,449
  Group Vice President of Retail              2001       332,500         -                                                6,440
    Operations and Customer Satisfaction      2000       249,375         -                                                3,202
Michael J. Schmitt                            2002       217,616       86,288                         $ 54,124           12,903
  Group Vice President - Wholesale            2001       200,000       75,250       $ 54,124                             12,476
  Development and Real Estate                 2000       190,000       66,500                                            11,768
Edward G. Kitz                                2002       161,000      101,350                           40,678            9,181
  Vice President, Secretary and               2001       150,000       56,438         40,678                              8,310
  Treasurer                                   2000       142,000       49,700                                             8,002
Gerald F. Lestina(7)                          2002       282,692       81,950                          135,139        1,366,794
  Former President and Chief                  2001       500,000      188,125        135,139                             26,026
  Executive Officer                           2000       475,000      166,250                                            21,522

(1) Includes amounts (if any) deferred pursuant to the Company's Deferred Compensation Plan.

(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.

(3) "Restricted Stock Awards" for 2001 for Messrs. Schmitt, Kitz and Lestina are dollar value of Awards under the company's 2001 Incentive Compensation Plan. "LTIP Payouts" for 2002 are the payouts of such Awards in connection with the Transactions.

(4)   "All Other Compensation" includes the following:

                                                                     COMPANY
                                                   LIFE           CONTRIBUTIONS           DEFERRED
                                                 INSURANCE              TO              COMPENSATION
      NAME                            YEAR      BENEFIT(a)         401(K)PLANS            PLAN (b)
      -------------------             ----      ----------        -------------         ------------
      Robert A. Mariano               2002       $  6,862
      Darren W. Karst                 2002          4,069             $  979
      Gary L. Fryda                   2002          4,390              5,500              $   559
                                      2001            976              5,250                  214
                                      2000          1,092              2,110
      Michael J. Schmitt              2002          3,220              5,500                4,183
                                      2001          3,099              5,250                4,127
                                      2000          3,501              5,100                3,167
      Edward G. Kitz                  2002          2,878              4,230                2,073
                                      2001          2,641              3,900                1,769
                                      2000          2,851              3,960                1,191
      Gerald F. Lestina (c)           2002        139,249              5,500               17,045
                                      2001          7,802              5,250               12,974
                                      2000          8,395              4,500                8,627

      (a) Life Insurance Benefit consists of premiums on term life insurance and the cash surrender value of a policy assigned to Mr. Lestina in connection with the Transactions.

      (b) Estimated above-market portion of interest accrued on amounts deferred under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan" below.

      (c) In addition, for Mr. Lestina, All Other Compensation includes $105,000 paid to Mr. Lestina during 2002 under his consulting agreement (see "Certain Relationships and Related Transactions -- Consulting Agreement") and $1.1 million under his Deferred Compensation Agreement.

(5)   Messrs. Mariano and Karst were employed by the Company beginning June 7,
      2002.

(6)   Mr. Fryda's employment by the Company began April 1, 2000.

(7)   Mr. Lestina resigned in connection with the Transactions.

EXECUTIVE AGREEMENTS

Robert A. Mariano. In connection with the Transactions, the Company entered into an Executive Agreement with Mr. Mariano, which governs the terms of Mr. Mariano's employment with it. In his Executive Agreement, Mr. Mariano agreed to serve as the Chairman of the Board, Chief Executive Officer and President until he resigns or until the Company terminates his employment. While employed by the Company, Mr. Mariano will receive an annual base salary of $600,000, subject to increase by the Company's Board of Directors. Mr. Mariano is also eligible for a bonus of up to 100% of his base salary based upon the achievement of certain financial goals. In addition, he is entitled to customary benefits for which senior executives of the Company are generally eligible. Mr. Mariano's employment will continue until his death or incapacity, termination by the Company, with or without cause, or his resignation for any reason. His Executive Agreement provides for an initial term of employment of five years. If Mr. Mariano's employment is terminated by the Company prior to that time without cause, or if he resigns with good reason (each as defined in the Executive Agreement), he will be entitled to one year of his base salary and employee benefits through the first anniversary of his termination. Mr. Mariano's Executive Agreement also contains customary noncompetition provisions. Mr. Mariano's Executive Agreement also provides for the purchase by him of shares of RAC common stock in exchange for a promissory note. The RAC common stock he purchased under the Executive Agreement is subject to time vesting provisions, which will vest ratably over a five year period.

Darren W. Karst. Mr. Karst entered into an Executive Agreement on substantially similar terms to those contained in Mr. Mariano's Executive Agreement, except that his base salary is $450,000.

Donald S. Rosanova. The Company has an employment agreement with Mr. Rosanova which provides for an initial term of three years. The agreement requires Mr. Rosanova to perform certain services for the Company and provides an annual base salary of $290,000, subject to increase by the Company's Chief Executive Officer. If Mr. Rosanova's employment is terminated by the Company prior to that time without cause, or if he resigns with good reason (each as defined in the agreement), he will be entitled to one year of his base salary and employee benefits through the first anniversary of his termination. Mr. Rosanova's agreement also contains customary noncompetition provisions.

Gary L. Fryda. The Company has an employment agreement with Mr. Fryda, which expires on April 1, 2005. The agreement requires Mr. Fryda to perform certain services for the Company and provides Mr. Fryda with an annual salary of $332,500 for the term of the agreement. Mr. Fryda is also entitled to participate in certain employee benefit programs, which the Company makes generally available to its executives from time to time. During the employment period and for a period of two years after termination of employment (under certain circumstances), Mr. Fryda agrees not to compete with the Company based on certain terms described in the agreement.

Colleen J. Stenholt - Pursuant to a letter agreement dated September 25, 2002 between Ms. Stenholt and the Company, if Ms. Stenholt is terminated for any reason other than cause, she will be entitled to one year of her base salary.

LIFE INSURANCE

Each of the executive officers of the Company are covered by $250,000 of executive equity life insurance. In addition, executives are covered by a group life carve-out plan in the amount of three times salary, which is in lieu of the group term life insurance provided to substantially all nonunion employees under a Company-sponsored plan. In addition, the executive officers of the Company are covered by an executive disability income insurance wrap-around plan which is in addition to the disability income insurance provided to substantially all nonunion employees under a Company-sponsored plan.

SEVERANCE AGREEMENTS

The Company has deferred compensation agreements with certain executive officers, including Messrs. Kitz and Schmitt. These agreements provide generally that the Company will pay to the employee a deferred compensation amount, if at any time within three years after the occurrence of a change in control the employee's employment is terminated by the Company, other than for good cause, or upon the employee's voluntary termination of employment for

"good reason." If the termination date occurs within two years after the date on which a change in control occurs, the deferred compensation amount will be equal to their "monthly benefit amount" times 24. If the termination date occurs more than two years, but not more than three years, after the date on which a change in control occurs, the deferred compensation amount will be equal to the monthly benefit amount times 24 minus the number of calendar months between the date two years after the date on which a change of control occurs and the termination date. The monthly benefit amount is equal to 1/12 of the employee's annual base salary. If the employee becomes entitled to the payment of a deferred compensation amount, the Company will continue to provide to the employee those health and life insurance benefits to which the employee was entitled as of the termination date for a similar period. The Transactions constituted a change in control under these agreements. Under the terms of the share exchange agreement, the Transactions constituted "good reason."

DEFERRED COMPENSATION PLAN

The Company maintains a deferred compensation plan, applicable to officers who have been elected by the Board of Directors, to assist those officers in deferring income until their retirement, death or other termination of employment. The plan participants may make deferral commitments that are not less than $10,000 over a period of not more than seven years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Board of Directors approves an amount in excess of that limit. For 2002, the Board of Directors approved an annual deferral of $301,000. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's designated beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a 10 year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the plan. The Company established a trust to hold assets to be used to pay benefits under the deferred compensation plan, however, the rights of any particular beneficiary or estate to benefits under the deferred compensation plan are solely those of an unsecured creditor of the Company's.

BOARD OF DIRECTORS COMPENSATION

A formal Board compensation policy was adopted on March 18, 2003. Directors who are employees or principals of Roundy's or Willis Stein will receive no fees for serving as directors, and other Directors (Messrs. Buell and Drayer) will receive $30,000 per year, prorated on an annual basis.

OPTION/SAR EXERCISES

The following table provides information on the named executive officers' option and SAR exercises in 2002 and the value of unexercised options at December 28, 2002.

                                                                        NUMBER OF UNEXERCISED             VALUE ($) OF UNEXERCISED
                                   SHARES                                   (A) OPTIONS                        (A) OPTIONS
                                ACQUIRED ON                                   (B) SARS                           (B) SARS
                                  EXERCISE                               AT DECEMBER 28, 2002               AT DECEMBER 28, 2002
                                (A) OPTIONS           VALUE($)      -----------------------------      -----------------------------
NAME                              (B) SARS            REALIZED      EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------          -------------------       ---------     -----------     -------------      -----------     -------------
Robert A. Mariano           (A)
                            (B)

Darren W. Karst             (A)
                            (B)

Gary L. Fryda               (A)
                            (B)

Michael J. Schmitt          (A)           3,500      $1,565,500
                            (B)           1,500         679,600
Edward G. Kitz              (A)           1,500         679,600
                            (B)           2,500       1,116,400
Gerald F. Lestina           (A)          21,500       9,368,500
                            (B)

RETIREMENT PLAN

Benefits under the Company's retirement plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by one percent of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years. The following table shows the estimated annual pensions (before deduction of the Social Security offset described above) that persons in specified categories would have received if they had retired on December 28, 2002, at the age of 65:

              AVERAGE ANNUAL
               COMPENSATION                              ANNUAL PENSION AFTER SPECIFIED YEARS OF CREDITED SERVICE
             DURING LAST FIVE               ---------------------------------------------------------------------------------
         COMPLETED CALENDAR YEARS           10 YEARS      15 YEARS      20 YEARS      25 YEARS        30 YEARS       35 YEARS
         ------------------------           --------      --------      --------      --------        --------       --------
                 $100,000                     $20,000      $30,000        $40,000       $ 50,000       $ 55,000        $ 60,000
                  125,000                      25,000       37,500         50,000         62,500         68,800          75,000
                  150,000                      30,000       45,000         60,000         75,000         82,500          90,000
                  175,000                      34,000       51,100         68,100         85,100         93,600         102,100
                  200,000                      34,400       51,600         68,800         86,000         94,600         103,200
                  225,000                      34,400       51,600         68,800         86,000         94,600         103,200
                  250,000                      34,400       51,600         68,800         86,000         94,600         103,200
                  300,000                      34,800       54,200         73,500         92,800        103,600         114,100
                  400,000                      35,300       57,300         79,200        101,100        114,400         127,300
                  450,000                      35,300       57,300         79,200        101,100        114,400         127,300
                  500,000                      35,300       57,300         79,200        101,100        114,400         127,300

All of the named executive officers are covered by the Company's retirement plan. Their average annual compensation would be the combined amount listed under salary and bonus shown in the Summary Compensation Table. The estimated credited years of service for each of the named executive officers is as follows: Mr. Mariano -- 1 year; Mr. Karst -- 1 year; Mr. Fryda -- 13 years; Mr. Schmitt -- 25 years; Mr. Kitz -- 22 years; and Mr. Lestina -- 33 years.

SUPPLEMENTAL PLAN

Mr. Lestina participates in the Company's Supplemental Employee Retirement Plan, which is designed to supplement the retirement benefits which are payable through the Company's Retirement Plan, so that the effects of the limitation on compensation under the Retirement Plan due to Section 401(a)(17) of the Internal Revenue Code are eliminated. The benefit under the Supplemental Plan is equal to the difference between (i) 50% of the participant's final average annual earnings for the last five years and (ii) the value of the participant's benefits under the Retirement Plan, payable in the form of a 15 year term certain annuity. A survivor benefit is payable to the participant's beneficiary. The Company established a trust to hold assets to be used to pay benefits under the Supplemental Plan, however, the rights of any participant, beneficiary or estate to benefit under the Supplemental Plan are solely those of an unsecured creditor of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to the June 6, 2002 Transactions by RAC, the members of the Company's Compensation Committee were George E. Prescott, Henry Karbiner, Jr., Gary R. Sarner and Gerald F. Lestina. The only employee-member was Mr. Lestina (former President and Chief Executive Officer), however, he was a non-voting member. George E. Prescott is associated with Prescott Supermarkets, Inc., which made total merchandise purchases of $117.6 million from the Company in 2002 and which, prior to its acquisition by the Company, subleased land and buildings from the Company for an aggregate annual rental of approximately $2.3 million. The Company made payments in fiscal 2002 aggregating $3.5 million for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistics Control, LLC, of which Mr. Sarner is Chairman.

The Company does not currently have a compensation committee. The compensation arrangements for Messrs. Mariano and Karst were, and in the future the compensation arrangements for our other executive officers will be, established pursuant to arms-length negotiations between representatives of the equity sponsor and each executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All of the common stock of Roundy's is owned by RAC. Set forth below is information concerning the ownership of RAC common and preferred stock, and the combined voting power of such stock represented thereby, by (i) each director of Roundy's; (ii) each of Roundy's "named executive officers"; and (iii) all of Roundy's directors and executive officers as a group.


                                                                                                                 COMBINED VOTING
                                                RAC COMMON STOCK              RAC PREFERRED STOCK                     POWER (1)
                                          -------------------------      --------------------------      --------------------------
                                          AMOUNT AND                     AMOUNT AND                      AMOUNT AND
                                           NATURE OF                      NATURE OF                      NATURE OF
                 NAME OF                  BENEFICIAL     PERCENT OF      BENEFICIAL      PERCENT OF      BENEFICIAL      PERCENT OF
             BENEFICIAL OWNER              OWNERSHIP        CLASS         OWNERSHIP         CLASS        OWNERSHIP          CLASS
       ----------------------------       ----------     ----------      ----------      ----------      ----------      ----------
Willis Stein Entities (2)                  93,601.7        100.00%        10,483.3          100.00%        104,085.0       100.00%
Robert A. Mariano                           4,460.0          4.76             33.3            0.32           4,493.3         4.32
Darren W. Karst                             2,203.3          2.35             13.3            0.13           2,216.7         2.13
Gary L. Fryda                                 524.2          0.56                                              524.2         0.50
Michael J. Schmitt                            524.2          0.56                                              524.2         0.50
Edward G. Kitz                                524.2          0.56                                              524.2         0.50
Gerald F. Lestina
Jeffrey D. Beyer
L. Dick Buell                                 150.0          0.16                                              150.0         0.14
Ralph W. Drayer                               150.0          0.16                                              150.0         0.14
Avy H. Stein (2)                           93,601.7        100.00         10,483.3          100.00         104,085.0       100.00
John R. Willis (2)                         93,601.7        100.00         10,483.3          100.00         104,085.0       100.00
All Directors and
  Executive Officers
  of Roundy's, Inc.
  as a Group 17 Persons)                   93,601.0        100.00         10,483.3          100.00         104,085.0       100.00

(1) Each share of RAC Common Stock and each share of RAC Preferred Stock has one vote. See "Item 13 Certain Relationships and Related Transactions - Equity Arrangements." Under the terms of an investor rights agreement, all of the stockholders of RAC agreed to vote in favor of those individuals designated by Willis Stein Funds to serve on the board of directors of RAC and Roundy's, Inc. and the Willis Stein Funds have the right to appoint a majority of the directors. See "Item 1. BUSINESS - Risk Factors - Principal stockholders may have interests in conflict with interest of noteholders."

(2) Includes 60,000 shares of common stock (64.10%) and 7,500 shares of preferred stock (71.54%) held by Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the "Willis Stein Entities"). Also includes 33,601.7 shares of common stock and 2,983.3 shares of preferred stock held by the stockholders executing the investor rights agreement. Such stockholders have agreed pursuant to the terms of the investor rights agreement to vote their shares as directed by the Willis Stein Entities in certain matters. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the investor rights agreement. The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis and Avy H. Stein are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis and Stein is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Equity Arrangements

In connection with the Transactions, Willis Stein, Messrs. Mariano and Karst and certain other investors purchased shares of common stock and preferred stock of RAC.

Common Stock - The holders of common stock are entitled to receive dividends out of legally available funds, payable when, as and if declared by RAC's board of directors and are entitled to one vote per share held.

Preferred Stock - The holders of preferred stock are entitled to receive cumulative dividends, accruing on a daily basis at the rate of 12% per annum, out of legally available funds, payable when, as and if declared by the Board of Directors. Dividends compound to the extent not paid on any quarterly dividend payment date. The holders of preferred stock also participate with the holders of common stock with respect to any other yields or distributions.

In the event of any liquidation, dissolution or winding up of RAC, the holders of preferred stock will be entitled to receive, in preference to the holders of common stock, an amount payable in cash equal to the original purchase price for the preferred stock plus declared and unpaid dividends. Thereafter, holders of the common stock and the preferred stock will share the remaining net assets of RAC.

RAC must redeem the preferred stock on September 30, 2012.

In addition, in connection with a change in control transaction or a sale of all or substantially all of RAC's assets on a consolidated basis upon the request of the majority of the holders of the preferred stock, the holders of preferred stock will be entitled to receive an amount payable in cash equal to the original purchase price for the preferred stock plus declared and unpaid dividends.

Prior to an initial public offering, upon the request of the holders of a majority of the preferred stock, the preferred stock will either be redeemed for cash or converted into shares of common stock.

The holders of preferred stock are entitled to one vote per share held.

Severance Agreements

The Company has a severance agreement with Gerald F. Lestina, its former President and Chief Executive Officer. This agreement provided that in the event of the termination of Mr. Lestina's employment (other than for "good cause" as defined in the agreement), or Mr. Lestina's termination of his employment for "good reason" (as defined in the agreement), Mr. Lestina would be entitled to a "severance benefit" equal to two years of salary and bonus.

As a result of the change in control of the Company, Mr. Lestina resigned and collected the severance benefit. The severance benefit means the sum of the following multiplied by two: (i) Mr. Lestina's annual base salary in effect as of the termination date; plus (ii) the amount of any bonus paid or payable to Mr. Lestina for the preceding fiscal year. The Company will continue to provide to Mr. Lestina those health and life insurance benefits to which he was entitled as of the termination date, for a period of two years. In addition, pursuant to the terms of his severance agreement, the Company will provide coverage for Mr. Lestina and his spouse under the employee health, medical and life insurance plans maintained by the Company for its executive personnel, until, in addition to other parameters, the deaths of Mr. Lestina and his spouse.

Non-Competition Agreements

In connection with the Transactions, the Company entered into a Confidentiality and Noncompete Agreement with Mr. Lestina. Pursuant to this agreement Mr. Lestina agreed not to disclose or use at any time the Company's Confidential Information (as such term is defined therein) of which he becomes aware, except
(i) to the extent that such disclosure or use is authorized by the Company or
(ii) as is directly required by the performance of his duties. He further agreed that any intellectual property generated, authored or contributed to by him as part of any activities taken on the Company's behalf would become the Company's exclusive property. In addition, pursuant to this agreement, Mr. Lestina agreed, for the next three years, not to: (i) participate in any business located in the States of Illinois, Indiana, Michigan, Minnesota, Ohio or Wisconsin which engages or which proposes to engage in the business of the wholesale distribution and retail of food, groceries, general merchandise and other goods and services related to the wholesale or retail sale or distribution of food or groceries; (ii) induce or attempt to induce any of the Company's employees to leave its employment; (iii) hire anyone who was an employee of the Company's during this three-year period; or (iv) induce or attempt to induce any of the Company's customers, suppliers, or other business relations to cease doing business with it.

Consulting Agreement

On July 1, 2002, the Company entered into a Consulting Agreement with Mr. Lestina pursuant to which Mr. Lestina, acting as an independent contractor, will provide consulting services to the Company and its management at Roundy's Pewaukee area offices and facilities. In addition to providing his consulting services, Mr. Lestina will cooperate with the Company and render his assistance in any claim, demand, action or suit or proceeding pertaining to the Company, unless Mr. Lestina shall be an adverse party in such matter. The term of this agreement (the "Consulting Period") will be 24 months unless terminated earlier by agreement of the parties, by Mr. Lestina's death or permanent disability, or by the Company for cause. Mr. Lestina will receive $17,500 per month in compensation for his services and will be entitled to reimbursement of the reasonable out-of-pocket expenses he incurs in the course of performing his duties during the Consulting Period. Under the terms of this agreement Mr. Lestina has agreed not to disclose or use at any time the Company's Confidential Information (as such term is defined therein) of which he becomes aware, except
(i) to the extent that such disclosure or use is authorized by the Company or
(ii) as is directly required by the performance of his duties. He has further agreed that any intellectual property generated, authored or contributed to by him as part of any activities taken on the Company's behalf would become the Company's exclusive property.

Merchandise Purchases and Other Transactions

Acquisition of Gold's Pick `n Save Stores - On October 23, 2002, the Company acquired the assets of four licensed Pick `n Save stores located in and around the greater Milwaukee, Wisconsin metropolitan area from entities owned by Gold's for $26.0 million plus the value of certain acquired inventory. The purchase price for these assets was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of Gold's. Several officers of the registrant, under the direction of Robert A. Mariano, were primarily responsible for determining the purchase price for these assets. Prior to the Transactions, Robert S. Gold, through various corporations controlled by him, beneficially owned 4.4% of the voting securities of Roundy's and Mr. Gold was a director of Roundy's.

Acquisition of Prescott's Supermarkets, Inc. - In December 10, 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million. Prescott's owned and operates seven licensed Pick `n Save stores. The acquisition of Prescott's was completed on January 21, 2003. The purchase price for the Prescott's stock was determined pursuant to arm's length negotiations between management and representatives of the Company and management and representatives of Prescott's. Several officers of the registrant, under the direction of Robert
A. Mariano, were primarily responsible for determining the purchase price for these assets. Prior to the Transactions, Prescott's beneficially owned 9.3% of the voting securities of Roundy's and George E. Prescott, a shareholder of Prescott's was a director of Roundy's.

Certain of the persons affiliated with the Company prior to the Transactions owned and/or operated retail food stores which purchase merchandise from it. The Company also engages in certain other transactions with such retail food stores and other affiliates of such persons. All of such merchandise purchases are made from the Company, and all such other transactions are engaged in, in the ordinary course of business and on the same basis and conditions as merchandise purchases and other similar transactions between the Company and its other stockholders that are customers. The following table and the notes thereto set forth certain information about such transactions (in thousands):

                                                              2002
                                                              ----
Robert E. Bartels (1)                                       $167,624
Charles R. Bonson (2)                                         20,103
Victor C. Burnstad (3)                                        18,961
Robert S. Gold (4)                                            60,784
Gary N. Gundlach (5)                                          77,618
Patrick D. McAdams/McAdams, Inc. (6)                         110,139
David J. Spiegelhoff (7)                                      51,808
George E. Prescott/Prescott's (8)                            117,585
Woodman's Food Market, Inc.                                   55,166
Gary R. Sarner (9)                                               n/a

(1)   Through Martin's Super Markets, Inc.

(2) Through Bonson's of Waupaca, LLC; Bonson's of Waupaca, LLC is currently subleasing land and buildings from the Company for five years for an annual rental of approximately $137,400. The aggregate annual rental for the years ended December 29, 2001 and December 30, 2000 under this sublease was approximately $137,400 for each year. In June 1998, Bonson's Foods, Inc. issued promissory notes to the Company in the amount of $500,000. The amounts outstanding as of December 28, 2002, December 29, 2001 and December 30, 2000 were approximately $277,800, $333,300 and $389,000, respectively.

(3) Through Burnstad Bros., Inc.; Burnstad Bros., Inc. subleased land from the Company for a period of approximately two years ending in 2002, for an annual rental of approximately $44,000.

(4) Prior to the October 23, 2002 acquisition, through B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC;
      B. & H. Gold Corporation, Gold's Market, Inc., Gold's, Inc., and Gold's of Mequon LLC had been subleasing land and buildings from the Company for periods of four to twenty-two years at four store sites, for an aggregate annual rental of approximately $1,917,600.

(5) Through retail grocery stores owned by Mr. Gundlach as sole proprietor and Maple Grove Supermarkets, LLC; Mr. Gundlach and Maple Grove Supermarkets, LLC are currently subleasing land and buildings from the Company for periods of six to 17 years at five store sites, for an aggregate annual rental of approximately $1,481,700.

(6) Through McAdams, Inc.; McAdams, Inc. is currently subleasing land and buildings from the Company for periods of seven and eight years at two store sites, for an aggregate annual rental of approximately $554,800.

(7) Through Spiegelhoff's Super Food Market, Inc.; Spiegelhoff's Super Food Market, Inc. is currently subleasing land and buildings from the Company for periods of four to 18 years at four store sites for an aggregate rental of approximately $1,403,800 and at one additional store site, on a month-to-month basis for an aggregate rental of approximately $225,700. During the years ended December 29, 2001 and December 30, 2000, Spiegelhoff's Super Food Market, Inc. subleased land and buildings from the Company at five store sites for an aggregate annual rental of approximately $1,629,500.

(8) Prior to the January 21, 2003 acquisition, through Prescott's, Prescott's had been subleasing land and buildings from the Company for periods of three to fifteen years at five store sites, for an aggregate annual rental of approximately $1,782,600.

(9) The Company made payments in fiscal 2002, 2001 and 2000 aggregating $3,499,000, $3,549,000 and $2,119,000, respectively, for handling, order selecting and storage of frozen food, meat and ice cream to Total Logistic Control, LLC of which Mr. Sarner is Chairman.

ITEM 14.    CONTROLS AND PROCEDURES

      (a)   Evaluation of disclosure controls and procedures.

                  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing costs and benefits of such controls and procedures, which can provide only reasonable assurance regarding management's control objectives.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)      FINANCIAL STATEMENTS

Included in Item 8 of Part II of this Form 10-K are the following: Report of Independent Auditors, Independent Auditors' Report, Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity and Comprehensive Income and Notes to Consolidated Financial Statements.

(a)(2)      FINANCIAL STATEMENT SCHEDULES:

Schedules not included have been omitted because they are not applicable.

(b)         REPORTS ON FORM 8-K

On December 19, 2002, Roundy's filed a Current Report on Form 8-K reporting, under Item 4 -- Changes in Registrant's Certifying Accountant, that the Board of Directors decided to dismiss Deloitte & Touche LLP as Roundy's independent public accountants and, to engage Ernst & Young LLP to serve as Roundy's independent public accountants. See Item 9 of this report.

(c)         EXHIBITS:

The Exhibits filed or incorporated by reference herein are as specified in the
Exhibit Index following the signature page (and accompanying certificates) to this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                               ROUNDY'S, INC.
                                               ----------------------
                                               Registrant

March 27, 2003                             By: /s/ROBERT A. MARIANO
--------------                                 ----------------------
                                               Robert A. Mariano
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               And President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

/s/ROBERT A. MARIANO                           Chairman of the Board of
--------------------                           Directors, Chief Executive
Robert A. Mariano                              Officer and President (Principal
                                               Executive Officer)

/s/DARREN W. KARST                             Executive Vice President and
------------------                             Chief Financial Officer
Darren W. Karst                                (Principal Financial and
                                               Accounting Officer)

/s/JEFFREY D. BEYER                            Director
-------------------
Jeffrey /D. Beyer

/s/L. DICK BUELL                               Director
----------------
L. Dick Buell

/s/RALPH W. DRAYER                             Director
------------------
Ralph W. Drayer

/s/AVY H. STEIN                                Director
---------------
Avy H. Stein

/s/JOHN R. WILLIS                              Director
-----------------
John R. Willis

                         SUPPLEMENTAL INFORMATION TO BE
                          FURNISHED WITH REPORTS FILED
                            PURSUANT TO SECTION 15(d)
                            OF THE ACT BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT

Registrant does not furnish an annual report on proxy-soliciting material to its securityholders.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT


I, Robert A. Mariano, certify that:

      1.    I have reviewed this annual report on Form 10-K of Roundy's, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and Roundy's have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ROBERT A. MARIANO
-----------------------------------------
Robert A. Mariano, Chairman of the Board,
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT


I, Darren W. Karst, certify that:

      1.    I have reviewed this annual report on Form 10-K of Roundy's, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and Roundy's have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/DARREN W. KARST
-----------------------------------------
Darren W. Karst, Executive Vice President
and Chief Financial Officer

                                 ROUNDY'S, INC.
      ANNUAL REPORT ON FORM 10-K UNDER THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 28, 2002

                                  EXHIBIT INDEX

The following exhibits to the Annual Report are filed herewith or, where noted, are incorporated by reference herein:

EXHIBIT
  NO.                                                     DESCRIPTION
  ---                                                     -----------

  2.1         Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's
              Supermarkets, Inc. dated as of December 10, 2002 (1)

  2.2         Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc.,
              Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)

  2.3         Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and
              Roundy's, Inc.(3)

  2.4         Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps
              Corporation(4)

  2.5         Asset Purchase Agreement by and between the Registrant and Ultra Mart, Inc. dated December 23,
              1999(5)

  2.6         Stock Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc. and the record and beneficial owners of all of the issued and outstanding shares of capital stock of Mega Marts,
              Inc.(6)

  2.7         Asset Purchase Agreement dated March 31, 2000, by and among Roundy's, Inc., NDC, Inc. and Mega
              Marts, Inc.(7)

  3.1         Roundy's, Inc. Amended and Restated Articles of Incorporation(8)

  3.2         Amended and Restated By-Laws of Roundy's, Inc.(9)

  4.1         Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as
              Trustee(10)

  4.2         Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)

  4.3         Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)

  4.4         Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners,
              Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan,
              Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods,
              Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation,
              The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the
              Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000
              Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(12)

 10.1         A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as
              Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear,
              Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)

EXHIBIT
  NO.                                                     DESCRIPTION
  ---                                                     -----------

 10.2         A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's,
              Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and
              Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(14)

 10.3         $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The
              Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as
              Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One,
              Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York
              Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank,
              M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of
              June 6, 2002(15)(16)

 10.4         First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition
              Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (17)

 10.5         Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated
              as of June 6, 2002(18)

 10.6         Severance and Non-Competition Agreement dated April 13, 1998 between the Registrant and Gerald F.
              Lestina(19)

 10.7         Amendment dated June 3, 1998 to Severance and Non-Competition Agreement between the Registrant and
              Gerald F. Lestina(20)

 10.8         Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(21)

 10.9         Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Mr.
              Lestina(22)

 10.10        Board of Directors Resolution dated March 19, 2002 adopting Amendment to Supplemental Employee
              Retirement Plan(23)

 10.11        Excerpts from Board of Directors Consent Resolution adopting Amendment to Supplemental Employee
              Retirement Plan effective June 7, 2002(24)

 10.12        Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(25)

 10.13        Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(26)

 10.14        Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(27)

 10.15        Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty
              Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(28)

 10.16        Declarations page for renewal through November 1, 2003 of Directors and Officers Liability and
              Corporation Reimbursement Policy (FILED HEREWITH)

EXHIBIT
  NO.                                                     DESCRIPTION
  ---                                                     -----------

 10.17        1991 Stock Incentive Plan, as amended October 24, 2000(29)

 10.18        Form of Stock Appreciation Rights Agreement for certain executive officers including Messrs. Kitz and Schmitt(30)

 10.19        2001 Incentive Compensation Plan(31)

 10.20        Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano(32)

 10.21        Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst(33)

 10.22        Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(34)

 10.23        Roundy's, Inc. Deferred Compensation Plan, effective March 19, 1996(35)

 10.24        Board Resolution adopting amendment to Roundy's, Inc. Deferred Compensation Plan, effective
              October 23, 2001(36)

 10.25        Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Lestina, Fryda, Schmitt and Kitz(37)

 10.26        Excerpts from Roundy's, Inc. Board of Directors resolution adopted December 10, 1980 relating to post- retirement health care benefits for certain officers, including Mr. Lestina(38)

 10.27        Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F.
              Lestina(39)

 10.28        Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(40)

 10.29        Board Resolution dated August 13, 2002 terminating Roundy's, Inc. 2001 Incentive Compensation
              Plan(41)

 10.30        Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova (FILED
              HEREWITH)

 10.31        Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis
              Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners
              Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the
              Schedule of Coinvestors, and certain executive employees of Roundy's, Inc. (FILED HEREWITH)

 10.32        First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement (FILED HEREWITH)

 21.1         Subsidiaries of the Registrant (FILED HEREWITH)

 99.1         Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 (FILED HEREWITH)

 99.2         Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 (FILED HEREWITH)

----------

(1) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on January 28, 2003 (Commission File No. 333-102779)

(2) Incorporated by reference to Exhibit 2.2 to Registrant's Registration Statement on Form S-4 filed on January 28, 2003 (Commission File No. 333-102779)

(3) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on August 2, 2002 (Commission File No. 333-97623)

(4) Incorporated by reference to Exhibit 2.4 to Registrant's Current Report on Form 8-K filed with the Commission on June 1, 2001 (Commission File No. 002-94984)

(5) Incorporated by reference to Exhibit 2.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000, filed with the Commission on March 21, 2000 (Commission File No. Form 002-94984)

(6) Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K filed with the Commission on April 14, 2000 (Commission File No. 002-94984)

(7) Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K filed with the Commission on April 14, 2000 (Commission File No. 002-94984)

(8) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(9) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(10) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(11) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(12) Incorporated by reference to Exhibit E to the Indenture of Trust, Exhibit
4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(13) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(14) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (Commission File No. 333-102779)

(15) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(16) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.

(17) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)

(18) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(19) Incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-2 dated April 28, 1998 (Commission File No. 33-57505)

(20) Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(21) Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(22) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999 (Commission File No. 002-94984)

(23) Incorporated by reference to Exhibit 10.8 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(24) Incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(25) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997

(26) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)

(27) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(28) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(29) Incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, filed with the Commission on March 29, 2001 (Commission File No. 002-94984)

(30) Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(31) Incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 29, 2001 filed with the Commission on March 27, 2002 (Commission File No. 002-94984)

(32) Incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(33) Incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(34) Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000 (Commission File No. 002-94984)

(35) Incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-2, dated April 26, 1996 (Commission File No. 33-57505)

(36) Incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(37) Incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(38) Incorporated by reference to Exhibit 10.24 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(39) Incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(40) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)

(41) Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)