Form 10-Q
period 2003-03-29
ROUNDYS INC
filed 2003-05-09
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 29, 2003

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes      No  X

As of May 9, 2003 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition
Corporation ("RAC"). RAC is controlled by the Willis Stein Funds
(as defined in Note 2 to the financial statements contained in this report) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.







                            ROUNDY'S, INC.

                               FORM 10-Q

                  For the period ended March 29, 2003

                                 INDEX


                                                               Page No.
                                                               --------
                      PART I. - Financial Information

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                   1

              Consolidated Balance Sheets                         2

              Consolidated Statements of Cash Flows               3

              Notes to Unaudited Consolidated Financial
              Statements                                          4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations       11

Item 3.       Quantitative and Qualitative Discussion about       17
              Market Risk

Item 4.       Controls and Procedures                             17

                       PART II. - Other Information

Item 1.       Legal Proceedings                                   18

Item 2.       Changes in Securities and Use of Proceeds           18

Item 3.       Defaults Upon Senior Securities                     18

Item 4        Submission of Matters to a Vote of Security
              Holders                                             18

Item 5.       Other Information                                   18

Item 6.       Exhibits and Reports on Form 8-K                    18

SIGNATURES                                                        18

CERTIFICATIONS PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT      19

EXHIBIT INDEX






PART I.  Item 1.    FINANCIAL STATEMENTS



                              ROUNDY'S, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in thousands)
                                (Unaudited)


                                       Thirteen Weeks Ended
                                     -------------------------
                                      Successor    Predecessor
                                     -----------   -----------
                                       March 29,     March 30,
                                         2003          2002
Revenues:                            -----------   -----------
Net sales and service fees           $   887,096    $ 872,142
Other - net                                  737          387
                                     -----------   -----------
                                         887,833      872,529
                                     -----------   -----------
Costs and Expenses:
Cost of sales                            711,035      715,322
Operating and administrative             144,711      133,497
Interest
   Interest                                9,877        3,726
   Amortization of deferred
   financing costs                           819           95
                                     -----------   -----------
                                         866,442      852,640
                                     -----------   -----------

Income Before Income Taxes                21,391       19,889

Provision for Income Taxes                 8,556        8,155
                                     -----------   -----------
Net Income                           $    12,835    $  11,734
                                     ===========   ===========

See notes to unaudited consolidated financial statements.























                              ROUNDY'S, INC.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                                   Successor
                                           --------------------------
                                           March 29,     December 28,
                  Assets                      2003           2002
                                           ----------   -------------
                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                 $ 96,660     $ 139,778
  Notes and accounts receivable, less
  allowance for losses of $5,463 and          73,281        87,344
  $5,577, respectively
  Merchandise inventories                    220,596       236,465
  Prepaid expenses                             8,009         9,756
  Deferred income tax benefits                15,871        15,871
                                           -----------   -----------
    Total current assets                     414,417       489,214
                                           -----------   -----------

Property and Equipment - Net                 221,838       214,548

Other Assets:
  Deferred income tax benefits                25,231        25,231
  Notes receivable, less allowance for
  losses of $1,475 in both periods             3,179         3,523
  Other assets - net                          89,211        91,344
  Goodwill                                   600,528       556,894
                                           -----------  -----------

    Total other assets                       718,149       676,992
                                           -----------  -----------
Total assets                               $1,354,404   $1,380,754
                                           ===========  ===========


   Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                         $  195,184   $  240,845
  Accrued expenses                            143,268      137,416
  Current maturities of long-term debt          2,961        2,961
  Income taxes                                 14,740       13,370
                                           -----------  ----------
    Total current liabilities                 356,153      394,592
                                           -----------  ----------
Long-Term Debt                                559,094      559,824
Other Liabilities                              91,364       91,380
                                           -----------  ----------
    Total liabilities                       1,006,611    1,045,796
                                           -----------  ----------
Shareholders' Equity:
  Common stock (1,000 shares issued and
    outstanding at $0.01 par value)
  Additional paid-in capital                  314,500      314,500
  Retained earnings                            33,293       20,458
                                           -----------  ----------
    Total shareholders' equity                347,793      334,958
  Total liabilities and shareholders'      -----------  ----------
   equity                                  $1,354,404   $1,380,754
                                           ==========   ==========
See notes to unaudited consolidated financial statements.



                              ROUNDY'S, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                  Thirteen Weeks Ended
                                                ---------------------------
                                                 Successor    Predecessor
                                                -------------  ------------
                                                  March 29,      March 30,
                                                    2003           2002
                                                -------------  ------------
Cash Flows From Operating Activities:
  Net income                                    $   12,835      $  11,734
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including
    deferred financing costs                        10,667         10,198
    Loss on sale of property and equipment               3             33
  Changes in operating assets and liabilities,
  net of the effect of business acquisitions:
    Notes and accounts receivable                   15,534         (7,370)
    Merchandise inventories                         23,033         18,600
    Prepaid expenses                                 2,100          2,712
    Other assets                                      (639)          (743)
    Accounts payable                               (54,463)       (23,456)
    Accrued expenses                                 3,592          1,398
    Income taxes                                     1,370          6,993
    Other liabilities                                  (16)            30
  Net cash flows provided by operating          ------------   ------------
   activities                                       14,016         20,129
                                                ------------   ------------
Cash Flows From Investing Activities:
  Capital expenditures                              (9,005)        (3,702)
  Proceeds from sale of property and equipment
    and other assets                                    16             20
  Payment for business acquisitions net of
   cash acquired						   (47,759)
  Decrease in notes receivable, net                    344            360
                                                ------------   ------------
  Net cash flows used in investing activities      (56,404)        (3,322)
                                                ------------   ------------
Cash Flows From Financing Activities:
  Payments of debt                                    (730)       (13,553)
  Common stock purchased                                              (56)
                                                ------------   ------------
  Net cash flows used in financing activities         (730)       (13,609)
                                                ------------   ------------

Net (Decrease) Increase in Cash and Cash
   Equivalents                                     (43,118)         3,198

Cash and Cash Equivalents, Beginning of Period     139,778         45,516
                                                ------------   ------------
Cash and Cash Equivalents, End of Period          $ 96,660     $  48,714
                                                ============   ============
Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                        $   4,022      $   3,728
  Income taxes                                        7,231          1,162




See notes to unaudited consolidated financial statements.





                              ROUNDY'S, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of March 29, 2003, and for the three-month periods ended March 29, 2003 (successor) and March 30, 2002 (predecessor) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the year ended December 28, 2002. The results of operations for the three-month period ended March 29, 2003 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2004.

2.  TRANSACTIONS

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

3.  ACQUISITIONS

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million. Prescott's primarily owned and operated seven licensed Pick `n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of $43.3 million resulted from the acquisition which was accounted for as a purchase. The transaction closed on January 21, 2003 and the operating results of Prescott's are included in the consolidated statements of income after this date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

The proforma effect of the Prescott's acquisition was not material.

In February 2003, the Company entered into a definitive agreement to acquire seven Kohl's grocery stores in the Madison area from The Great Atlantic & Pacific Tea Company, Inc. for approximately $19.0 million in cash for the non-inventory assets plus net payments of approximately $1.1 million for acquired inventory. The Company will convert six stores to Copps stores and consolidate the volume of the seventh store into an existing company-owned Copps store. The transaction closed on April 30, 2003.

On May 2, 2003, the Company signed an agreement to purchase the assets of 31 Rainbow Foods stores from Fleming Companies, Inc. Thirty of these stores are located in the Minneapolis-St. Paul metropolitan area and one store is located near Schofield, Wisconsin. The aggregate consideration to be paid for the transaction is $42.5 million for the non-inventory assets, plus the value of store inventories (estimated at approximately $40 million) and the assumption of capitalized leases of approximately $36 million. The transaction, which is expected to be completed within the next 60 days, is subject to approval of the U.S. Bankruptcy Court in Wilmington, Delaware and other customary regulatory approvals and closing conditions. The Company is also seeking an amendment to its senior credit facility to permit the acquisition.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16 (EITF 02-16) "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" effective December 29, 2002.
Pursuant to EITF 02-16, vendor consideration related to vendor funded coupons and certain advertising and other programs have been reclassified in the consolidated statements of income and prior periods have also been consistently reclassified. Specifically, vendor funded coupon reimbursements, previously considered part of net sales at the point of sale, are now reflected as a reduction to cost of sales. Accordingly, $10.0 million and $8.1 million of such reimbursements in 2003 and 2002, respectively, have been classified as a reduction in cost of sales with a corresponding decrease in net sales. Vendor reimbursements previously classified as offsets to advertising and other expenses, have now also been reflected as reductions in cost of sales pursuant to EITF 02-16. Accordingly, $9.5 million and $7.4 million of such reimbursements in 2003 and 2002, respectively, have been classified as a reduction in cost of sales with a corresponding increase in operating and administrative expenses.

5.  SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets. The Company's stores and those of its wholesale customers are located primarily in the Midwest. The Company has two reportable segments - wholesale and retail. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. Eliminations represent the activity between wholesale and Company-owned retail stores. Inter-segment revenues are recorded at amounts consistent with those charged to independent retail stores.

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


(In thousands)                              Thirteen Weeks Ended
                                          --------------------------
                                            March 29,     March 30,
                                              2003           2002
                                          ------------  ------------
NET SALES AND SERVICE FEES
  Retail                                  $  449,658      $ 376,656
  Wholesale                                  718,762        735,374
  Eliminations                              (281,324)      (239,888)
                                          ------------  ------------
  Consolidated                            $  887,096      $ 872,142
                                          ============  ============
INCOME BEFORE INCOME TAXES
  Retail                                  $    9,129      $   7,700
  Wholesale                                   23,398         16,207
  Eliminations                               (11,136)        (4,018)
                                          ------------  ------------
  Consolidated                            $   21,391      $  19,889
                                          ============  ============
DEPRECIATION AND AMORTIZATION
  Retail                                  $    4,348      $   5,155
  Wholesale                                    1,560          2,569
  Corporate                                    3,940          2,379
                                          ------------  ------------
  Consolidated                            $    9,848      $  10,103
                                          ============  ============
CAPITAL EXPENDITURES
  Retail                                  $    7,814      $   1,626
  Wholesale                                      267            524
  Corporate                                      924          1,552
                                          ------------  ------------
Consolidated                              $    9,005      $   3,702
                                          ============  ============
IDENTIFIABLE ASSETS (AT PERIOD END)
  Retail                                  $  565,194      $ 323,816
  Wholesale                                  545,853        357,070
  Corporate                                  243,357         96,715
                                          ------------  ------------
  Consolidated                            $1,354,404      $ 777,601
                                          ============  ============

6.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended March 29, 2003 (Successor)
(In thousands)

                                         Combined
                               Roundy's Subsidiaries Eliminations   Total
                              --------- ------------ ------------ ---------
Revenues:
Net sales and service fees    $ 375,984  $ 721,214    $(210,102)  $ 887,096
Other-net                           316        421                      737
                              ---------  ----------  -----------  ---------
                                376,300    721,635     (210,102)    887,833
                              ---------  ----------  -----------  ---------
Costs and Expenses:
Cost of sales                   337,250    579,640     (205,855)    711,035
Operating and administrative     28,852    120,106       (4,247)    144,711
Interest                          5,569      5,127                   10,696
                              ---------  ----------  -----------  ---------
                                371,671    704,873     (210,102)    866,442
                              ---------  ----------  -----------  ---------
Income Before Income Taxes        4,629     16,762                   21,391
Provision for Income Taxes        1,851      6,705                    8,556
Equity in earnings of
  subsidiaries                   10,057                 (10,057)
                              ---------  ----------  -----------  ---------
Net Income                    $  12,835  $  10,057    $ (10,057)  $  12,835
                              =========  ==========  ===========  =========





CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended March 30, 2002 (Predecessor)
(In thousands)

                                          Combined
                               Roundy's Subsidiaries Eliminations   Total
                              --------- ------------ ------------ ---------

Revenues:
Net sales and service fees    $ 369,484  $ 665,965   $(163,307)   $ 872,142
Other-net                           (31)       418                      387
                              ---------  ----------  ----------   ---------
                                369,453    666,383    (163,307)     872,529
                              ---------  ----------  ----------   ---------
Costs and Expenses:
Cost of sales                   335,473    540,032    (160,183)     715,322
Operating and administrative     27,786    108,835      (3,124)     133,497
Interest                           (517)     4,338                    3,821
                              ---------- ----------  -----------  ---------
                                362,742    653,205    (163,307)     852,640
                              ---------- ----------  -----------  ---------

Income Before Income Taxes        6,711     13,178                   19,889
Provision for Income Taxes        2,752      5,403                    8,155
Equity in earnings of
   subsidiaries                   7,775                 (7,775)
                              ---------- ----------  -----------  ---------
Net Income                    $  11,734  $   7,775   $  (7,775)   $  11,734
                              ========== ==========  ===========  =========





CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 29, 2003 (Successor)
(In thousands)

                                           Combined
Assets                         Roundy's  Subsidiaries  Eliminations   Total
                              ---------- ------------  ------------ ---------

Current Assets:
  Cash and cash equivalents   $   72,025  $  24,635                 $  96,660
  Notes and accounts
     receivable-net               26,975     57,350     $  (11,044)    73,281
  Merchandise inventories         56,565    164,031                   220,596
  Prepaid expenses and other      (4,225)    28,105                    23,880
                              ---------- ------------  ------------ ---------
    Total current assets         151,340    274,121        (11,044)   414,417
                              ---------- ------------  ------------ ---------

Property and Equipment-Net        10,940    210,898                   221,838

Other Assets:
  Investment in subsidiaries     205,134                  (205,134)
  Intercompany receivables       448,637                  (448,637)
  Deferred income tax benefits    25,231                               25,231
  Notes receivable                   600      2,579                     3,179
  Goodwill and other assets      256,739    433,000                   689,739
                              ---------- ------------  ------------ ---------
    Total other assets           936,341    435,579       (653,771)   718,149
                              ---------- ------------  ------------ ---------

Total assets                  $1,098,621  $ 920,598     $ (664,815)$1,354,404
                              ========== ============  ============ =========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable            $   98,182  $ 104,700     $   (7,698) $  195,184
  Accrued expenses and other      89,508     71,846         (3,346)    158,008
  Current maturities of
    long-term debt                 2,500        461                      2,961
  Intercompany payable                      448,637       (448,637)
                              ---------- ------------  ------------ ---------
    Total current liablities     190,190    625,644       (459,681)    356,153
                              ---------- ------------  ------------ ---------

Long-Term Debt                   545,887     13,207                    559,094

Other Liabilities                 14,751     76,613                     91,364
                              ---------- ------------  ------------ ---------

    Total liabilities            750,828    715,464       (459,681)  1,006,611
                              ---------- ------------  ------------ ---------

Shareholders' Equity             347,793    205,134       (205,134)    347,793
                              ---------- ------------  ------------ ---------
Total liabilities and
  shareholders' equity        $1,098,621  $ 920,598     $ (664,815) $1,354,404
                              ========== ============  ============  =========




CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 28, 2002 (Successor)
(In thousands)

                                          Combined
Assets                         Roundy's  Subsidiaries  Eliminations    Total
                              ---------- ------------  ------------ ----------

Current Assets:
  Cash and cash equivalents   $  117,307  $  22,471                 $ 139,778
  Notes and accounts
    receivable-net                35,543     56,317     $   (4,516)    87,344
  Merchandise inventories         63,386    173,079                   236,465
  Prepaid expenses and other      (4,649)    30,276                    25,627
                               ---------- ------------ ------------   -------
    Total current assets         211,587    282,143         (4,516)   489,214
                               ---------- ------------ ------------  --------

Property and Equipment-Net        10,873    203,675                   214,548

Other Assets:
  Investment in subsidiaries     190,732                  (190,732)
  Intercompany receivables       409,761                  (409,761)
  Deferred income tax benefits    25,231                               25,231
  Notes receivable                   640      2,883                     3,523
  Goodwill and other assets      258,896    389,342                   648,238
                              ----------  -----------  ------------  --------
    Total other assets           885,260    392,225       (600,493)   676,992
                              ----------  -----------  ------------  --------

Total assets                  $1,107,720  $ 878,043     $ (605,009)$1,380,754
                              ==========  ===========  ============ =========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable            $  127,742  $ 116,147     $   (3,043) $ 240,845
  Accrued expenses and other      81,314     70,944         (1,473)   150,786
  Current maturities of
    long-term debt                 2,500        461                     2,961
  Intercompany payable                      409,761       (409,761)
                              ----------  -----------  ------------  --------
    Total current liabilities    211,556    597,313       (414,277)   394,592
                              ----------  -----------  ------------  --------

Long-Term Debt                   546,502     13,322                   559,824

Other Liabilities                 14,704     76,676                    91,380
                              ----------  -----------  ------------  --------

    Total liabilities            772,762     687,311      (414,277) 1,045,796
                              ----------  -----------  ------------ ---------

Shareholders' Equity             334,958     190,732      (190,732)   334,958
                              ----------  -----------  ------------  --------
Total liabilities and
   shareholders' equity       $1,107,720   $ 878,043    $ (605,009)$1,380,754
                              ==========  ===========  ============ =========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended March 29, 2003 (Successor)
(In thousands)

                                                          Combined
                                              Roundy's   Subsidiaries   Total
                                              ---------- ------------ ----------
Net Cash Flows From Operating Activities:     $ (34,886)  $   48,902  $   14,016
                                              ---------- ------------ ----------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds             (938)      (8,051)    (8,989)
  Acquisition of Roundy's
  Payment for business acquisitions net of
    cash acquired                               (47,759)                (47,759)
  Notes receivable                                   40          304        344
                                              ---------- ------------ ----------
  Net cash flows used in investing activities   (48,657)      (7,747)   (56,404)
                                              ---------- ------------ ----------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings
  Payments of debt                                 (615)        (115)      (730)
  Intercompany receivables-net                   38,876      (38,876)
                                              ---------- ------------ ----------
  Net cash flows (used in) provided by
    financing activities                         38,261      (38,991)      (730)
                                              ---------- ------------ ----------
Net (Decrease) Increase in Cash and Cash
   Equivalents                                  (45,282)       2,164    (43,118)

Cash And Cash Equivalents, Beginning Of
   Period                                       117,307       22,471    139,778
                                              ---------- ------------ ----------
Cash And Cash Equivalents, End Of Period      $  72,025    $  24,635  $  96,660
                                              ========== ============ ==========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended March 30, 2002 (Predecessor)
(In thousands)

                                                         Combined
                                             Roundy's   Subsidiaries   Total
                                            ----------  ------------ ----------
Net Cash Flows From Operating Activities:   $ (11,146)   $ 31,275    $ 20,129
                                            ----------  ------------ ----------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds         (1,609)     (2,073)     (3,682)
  Notes receivable                                270          90         360
                                            ----------  ------------ ----------
  Net cash flows used in investing activities  (1,339)     (1,983)     (3,322)
                                            ----------  ------------ ----------
Cash Flows From Financing Activities:
  Payments of debt                            (13,450)       (103)    (13,553)
  Debt issuance costs                             (56)                    (56)
  Intercompany receivables-net                 23,067     (23,067)
                                            ----------  ------------ ----------
Net cash flows (used in) provided by
     financing activities                       9,561     (23,170)    (13,609)
                                            ----------  ------------ ----------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                 (2,924)      6,122       3,198
                                            ----------- ------------ ----------
Cash And Cash Equivalents, Beginning Of
   Period                                       23,137     22,379      45,516
                                            ----------- ------------ ----------
Cash And Cash Equivalents, End Of Period     $  20,213   $ 28,501    $ 48,714
                                            =========== ============ ==========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On April 8, 2002, Roundy's and RAC entered into a share exchange agreement pursuant to which, among other things and subject to the terms and conditions contained therein, RAC consummated the Transactions by acquiring all of the issued and outstanding capital stock of Roundy's on June 6, 2002.

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees. As part of the Transactions, the Company entered into various financing arrangements and as a result, the Company now has a different capital structure. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of fair market value was recorded as goodwill.
Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods.


                                            Period Ended
                                -----------------------------------
                                 March 29, 2003     March 30, 2002
                                ----------------   ----------------
Statement of Income Data          Successor          Predecessor
                                ----------------   ----------------
(Dollars in thousands):
Revenues:
  Net sales and service fees	  $887,096  100.0%   $872,142  100.0%
  Other-net                          737    0.1         387       -
                                 --------  -----    -------  ------
Total                             887,833  100.1    872,529   100.0

Cost and Expenses:
  Cost of sales                   711,035   80.2    715,322   82.1
  Operating and
    administrative                144,711   16.3    133,497   15.3
  Interest                         10,696    1.2      3,821    0.4
                                  -------  -----   --------  -----
                                  866,442   97.7    852,640   97.8
                                  -------  -----    -------   ----
Income before income taxes         21,391   2.4     19,889    2.2

Provision for income tax            8,556   1.0      8,155    0.9
                                 --------  -----   --------   ----
Net income                       $ 12,835   1.4%  $ 11,734    1.3%
                                 ========  =====  =========   ====

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

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its retail operations (in thousands):

                                       Period Ended
                               ------------------------------
                               March 29, 2003  March 30, 2002
                               --------------  --------------
                                  Successor    Predecessor
                               --------------  --------------
Net Sales and Service Fees
  Retail                         $  449,658     $  376,656
  Wholesale                         718,762        735,374
  Eliminations                     (281,324)      (239,888)
                                 -----------    -----------
Total                            $  887,096     $  872,142
                                 ===========    ===========
Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses, SARs and other termination costs and interest expense.

  *   Cost of sales includes product costs and freight.

  * Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses and expenses for finance, legal, human resources and other administrative departments.

  * Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. In the predecessor company, interest expense also includes interest rate swap termination costs and the write off of deferred financing costs.


Three Months Ended March 29, 2003 (Successor) Compared With Three Months Ended March 30, 2002 (Predecessor)


Net Sales and Service Fees

Net sales and service fees totaled $887.1 million in the first quarter 2003, a $15.0 million, or 1.7%, increase from $872.1 million in the first quarter 2002. Retail sales were $449.7 million for the first quarter 2003, a $73.0 million, or 19.4%, increase from $376.7 million in the first quarter 2002. This increase in retail sales was due in large part to the acquisition of eleven licensed Pick 'n Save retail grocery stores from independent operators in two separate transactions. The first four-store acquisition closed on October 23, 2002 (the "Gold's Acquisition") which accounted for a retail sales increase of approximately $31.1 million. The second seven-store acquisition closed on January 21, 2003 (the "Prescott's Acquisition") which accounted for a retail sales increase of approximately $34.5 million. Wholesale sales were $718.8 million for the first quarter 2003, a $16.6 million, or 2.3%, decrease from $735.4 million in the first quarter 2002. This decrease was primarily due to lower sales to customers in the Company's non-Wisconsin divisions.

First quarter 2003 same store sales at the Company's retail stores improved 0.6% (including Pick 'n Save licensed stores operated while under previous ownership). The same store sales results were negatively impacted by Easter sales recorded in the second quarter 2003 versus the first quarter 2002.

Gross Profit

Gross profit was $176.1 million for the first quarter 2003, a $19.3 million, or 12.3%, increase from the $156.8 million in the first quarter 2002. The gross margin for the same periods of 2003 and 2002 was 19.9% and 18.0%, respectively. The increase in the Company's gross profit and gross margin for the quarter was primarily due to the increase in the sales mix attributable to the higher profits derived by Company-owned retail stores. Retail sales for first quarter 2003 represented 50.7% of net sales and service fees compared to 43.2% for the same period in 2002. The retail gross margin was 24.8% and 24.9% for the first quarter of 2003 and 2002, respectively. First quarter wholesale gross margin was 9.6% as compared with 9.1% in the first quarter 2002. The increase in wholesale gross margins was due to increased higher-margin private label sales and stronger vendor promotional allowances in the Company's Wisconsin divisions.

Operating Expenses

Operating and administrative expenses were $144.7 million for the first quarter 2003, an $11.2 million, or 8.4%, increase from $133.5 million in the first quarter 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 16.3% for the first quarter of 2003 compared with 15.3% in the first quarter of 2002. The percentage increase was attributable to the Company's acquisition of retail stores and the increased concentration in Company-owned stores in the first quarter of 2003, which have a significantly higher ratio of operating costs to sales than wholesale operations. Retail operating and administrative expenses decreased to 21.1% of retail sales for the first quarter 2003 compared with 21.5% for first quarter 2002 primarily due to decreased depreciation. Wholesale operating and administrative expenses decreased to 6.3% of wholesale sales for the first quarter 2003 as compared with 6.7% for the same period in 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense

Interest expense was $10.7 million for first quarter 2003, a $6.9 million increase from $3.8 million in first quarter 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's issued and outstanding stock by RAC in June 2002. RAC was a corporation formed at the direction of Willis Stein & Partners, III, L.P. for the purposes of acquiring the Company.

Income Taxes

Provision for income taxes was $8.6 million for first quarter 2003, an increase of $0.4 million from $8.2 million in first quarter 2002. The effective income tax rates for the first quarters of 2003 and 2002 were 40.0% and 41.0%, respectively.

Net Income

Net income was $12.8 million for first quarter 2003, a $1.1 million increase from $11.7 million in the prior quarter. The net income margin was 1.4% and 1.3%, respectively, for first quarter 2003 and first quarter 2002.

Adjusted EBITDA

Adjusted EBITDA (as defined below) was $41.9 million for first quarter 2003, an $8.1 million, or 24.0%, increase from $33.8 million for first quarter 2002. Retail Adjusted EBITDA for the first quarter of 2003 was $21.3 million, a $3.3 million, or 18.3%, increase from $18.0 million for 2002. The increase in Adjusted EBITDA at the retail segment was primarily due to the Gold's and Prescott's acquisitions, offset partially by pre-opening expenses for three former Rainbow Foods stores acquired in December, 2002. Wholesale Adjusted EBITDA for the first quarter of 2003 was $25.5 million, a $5.6 million, or 28.4%, increase from $19.9 million for 2002. This increase was primarily due to operational and labor productivity improvements.


SEGMENT DATA                               Three Months Ended
(Subject to Reclassifications)     --------------------------------
(in thousands)                     March 29, 2003    March 30, 2002
                                   --------------    --------------
                                    Successor           Predecessor
                                   --------------    --------------
                                   (unaudited)          (unaudited)
REVENUES:
  Retail operations                $  449,658            $ 376,656
  Wholesale operations                718,762              735,374
  Eliminations                       (281,324)            (239,888)
                                   -----------           ----------
  Total                            $  887,096            $ 872,142
                                   ===========           ==========

ADJUSTED EBITDA (1):
  Retail operations                $   21,294            $  18,000
  Wholesale operations                 25,523               19,880
   Corporate and other                 (4,882)              (4,067)
                                   -----------           ----------
     Total                         $   41,935            $  33,813
                                   ===========           ==========

EBITDA RECONCILIATION:
Net income                         $   12,835            $  11,734
Interest expense                       10,696                3,821
Income taxes                            8,556                8,155
Depreciation and amortization
expense                                 9,848               10,103
                                   -----------           ----------
     Total                         $   41,935            $  33,813
                                   ===========           ==========


(1) Adjusted EBITDA represents net income plus interest, income taxes, depreciation and amortization. Adjusted EBITDA is presented because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. However, other companies in the Company's industry may calculate Adjusted EBITDA differently than the Company. Adjusted EBITDA may be relevant or useful to investors as the Company understands that securities analysts and others use measures like Adjusted EBITDA to value securities like the Company's Notes, and therefore investors may wish to consider Adjusted EBITDA because it is likely that the Notes are being valued in part based on that measure. The Company uses Adjusted EBITDA primarily as a measure of performance and it is used to calculate compliance with the terms of a number of covenants contained in the indenture governing the Notes and the Company's bank credit agreement. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $96.7 million at March 29, 2003, compared with $139.8 million at December 28, 2002. Cash flows provided by operating activities were $14.0 million for the three months ended March 29, 2003. Net cash used in investing activities totaled $56.4 million primarily due to the acquisition of the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for $47.8 million. Prescott's owned and operated seven licensed Pick `n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Net cash used in financing activities for the three months ended March 29, 2003 totaled $0.7 million.

Capital spending totaled $9.0 million for the three months ended March 29, 2003. Capital expenditures consisted primarily of remodeling of new and existing stores and maintenance of retail stores and the wholesale distribution network. Total capital expenditures for fiscal 2003, excluding any acquisitions, are estimated to be approximately $60.0 million.

From time to time, the Company provides long-term debt financing to certain independent retailers it serves to aid them in store expansion or improvements. Such loans are primarily secured by the retailer's inventory, equipment, personal assets, and other forms of guarantees. During first quarter 2003, the Company made loans to independent retailers of $0.1 million.

Working capital amounted to $58.3 million at March 29, 2003, compared with $94.6 million at December 28, 2002. The decrease was primarily related to capital expenditures and acquisitions offset by profits.

As a result of the Transactions, the Company has significant debt service
obligations, including interest, in future years.   On June 6, 2002, in
connection with the Transactions, the Company entered into a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The term loan will be repayable in 28 consecutive quarterly installments, the first 24 of which will each be in the amount of $625,000 and the last four of which will each be in the amount of $58.8 million. In addition, the Company issued $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes") of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates; discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements and managements discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

The following policy reflects certain updates relating to the Company's adoption of
EITF 02-16.

Discounts and Vendor Allowances
Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated slotting cycle of approximately nine months. Vendor allowances received to fund specific, identifiable, incremental advertising and certain other expenses are recorded as a reduction of the Company's related advertising or other expense. Any excess reimbursement above the Company's cost reduces cost of sales.

Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed in the Company's Annual Report on Form 10-K for the year ended December 28,
2002 filed on March 27, 2003 (SEC File No. 002-94984) under the caption
"Item 1. Business - Risk Factors." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings,including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk since December 28, 2002. See the discussion under Part II Item 7A in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.


Item 4. Controls and Procedures

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


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

       The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations. There have been no material changes to the information contained in Item
       3. Legal Proceedings in the Company's Annual Report filed on Form 10-K for the year ended December 28, 2002.

Item 2.  Changes in Securities and Use of Proceeds

       Not applicable

Item 3.  Defaults upon Senior Securities

       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable

Item 5.  Other Information

       Not applicable

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

       The Exhibit Index contained in this report immediately following the signature pages to this report is incorporated herein by this reference.



       (b)  Reports on Form 8-K

       None




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         ROUNDY'S,INC.
                                    --------------------------------------
                                        (Registrant)





Date:     May 9, 2003               /s/ROBERT A.MARIANO
          ------------              --------------------------------------
                                    Robert A. Mariano, Chairman of the Board,
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)







                                    ROUNDY'S,INC.
                                    --------------------------------------
                                    (Registrant)





Date:     May 9, 2003               /s/DARREN W. KARST
          ------------              --------------------------------------
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


Date:  May 9, 2003
       -------------


                               /s/ROBERT A. MARIANO
                               ------------------------------------------
                               Robert A. Mariano, Chairman of the Board,
                               Chief Executive Officer and President



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

Date:  May 9, 2003
       ------------


                              /s/DARREN W. KARST
                              -----------------------------------------
                              Darren W. Karst, Executive Vice President
                              and Chief Financial Officer


                              Roundy's, Inc.
  Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended March 29, 2003

                               EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                          Description
------  ---------------------------------------------------------
  2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002 (1)
  2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
  2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.(3)
  2.4 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation(4)
  2.5 Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc., The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (FILED HEREWITH) (5)
  3.1   Roundy's, Inc. Amended and Restated Articles of
        Incorporation(6)
  3.2   Amended and Restated By-Laws of Roundy's, Inc.(7)
  4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee(8)
  4.2   Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior
        Subordinated Notes due 2012(9)
  4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(9)
  4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save
        Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(10)
 10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(11)
 10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(12)
 10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall
        & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002(13)(14)
 10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (15)
 10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6, 2002(16)
 10.6 Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(17)
 10.7 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Mr. Lestina(18)
 10.8 Board of Directors Resolution dated March 19, 2002 adopting Amendment to Supplemental Employee Retirement Plan(19)
 10.9 Excerpts from Board of Directors Consent Resolution adopting Amendment to Supplemental Employee Retirement Plan effective June 7, 2002(20)
 10.10 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(21)
 10.11 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(22)
 10.12 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(23)
 10.13 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(24)
 10.14 Declarations page for renewal through November 1, 2003 of Directors and Officers Liability and Corporation Reimbursement Policy(34)
 10.15 Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano(25)
 10.16 Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst(26)
 10.17 Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(27)
 10.18 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Lestina, Fryda, Schmitt and Kitz(28)
 10.19 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina(29)
 10.20 Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(30)
 10.21 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova (31)
 10.22 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein &
        Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Coinvestors, and certain executive employees of Roundy's, Inc. (32)
 10.23  First Amendment dated October 28, 2002 to Investor
        Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement (33)
 99.1   Certification of Principal Executive Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 99.2   Certification of Principal Financial Officer pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)

------

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

(5)  Pursuant to Regulation S-K, Item 601 (b)(2), included as part of
Exhibit 2.8 is a list of omitted schedules and exhibits together with an agreement to furnish copies of any omitted schedule or exhibit to the Commission upon request.

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

(9) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(10)  Incorporated by reference to Exhibit E to the Indenture of Trust,
Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(11)  Incorporated by reference to Exhibit 10.1 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(12)  Incorporated by reference to Exhibit 10.1 to Registrant's
Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (Commission File No. 333-102779)

(13)  Incorporated by reference to Exhibit 10.2 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(14) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.

(15)  Incorporated by reference to Exhibit 10.3 to Registrant's
Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)

(16)  Incorporated by reference to Exhibit 10.3 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(17)  Incorporated by reference to Exhibit 10.6 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(18) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999 (Commission File No. 002-94984)

(19)  Incorporated by reference to Exhibit 10.8 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(20)  Incorporated by reference to Exhibit 10.9 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(21)  Incorporated by reference to Exhibit 10.1 of Registrant's
Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997

(22) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)

(23) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(24) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(25)  Incorporated by reference to Exhibit 10.18 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(26)  Incorporated by reference to Exhibit 10.19 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(27) Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000
(Commission File No. 002-94984)

(28)  Incorporated by reference to Exhibit 10.23 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(29)  Incorporated by reference to Exhibit 10.25 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(30) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)

(31)  Incorporated by reference to Exhibit 10.30 to Registrant's Annual
Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(32)  Incorporated by reference to Exhibit 10.31 to Registrant's Annual
Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(33) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(34) Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)




                                                            Exhibit 99.1



                CERTIFICATION OF PERIODIC FINANCIAL REPORT
         PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert A. Mariano, Chief Executive Officer of Roundy's, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge:

     (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 29, 2003 (the "Report") fully complies with the requirements section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                    Dated: May 9, 2003
                           ------------


                                   /s/ROBERT A. MARIANO
                                   --------------------------
                                   Chief Executive Officer
                                   Principal Executive Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Roundy's, Inc. and will be retained by Roundy's, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.




                                                            Exhibit 99.2




                CERTIFICATION OF PERIODIC FINANCIAL REPORT
         PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Darren W. Karst, Chief Financial Officer of Roundy's, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to my knowledge:

     (1) The Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 29, 2003 (the "Report") fully complies with the requirements section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                    Dated: May 9, 2003
                           -----------


                                   /s/DARREN W. KARST
                                   ---------------------------
                                   Executive Vice President
                                   and Chief Financial Officer
                                   Principal Financial Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Roundy's, Inc. and will be retained by Roundy's, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.









                                                    EXHIBIT 2.5










                   ASSET PURCHASE AGREEMENT

                         By and Among

        The Great Atlantic & Pacific Tea Company, Inc.,

                   Kohl's Food Stores, Inc.,

                        Roundy's, Inc.

                              and

                     The Copps Corporation

                       TABLE OF CONTENTS


                                                           Page

1.     Sale and Delivery of the Assets                       1
     1.1.   Delivery of the Assets                           1
     1.2.   Further Assurances                               4
     1.3.   Purchase Price                                   4
     1.4.   Assumption of Liabilities; Etc.                  5
     1.5.   Allocation of Purchase Price                     6
     1.6.   The Closing                                      6
     1.7.   Apportionment and Adjustments                    7
     1.8.   Delayed Closing                                  8
     1.9.   Transfer of Pharmacy Assets                      9

2.     Representations of the Seller and A&P                 9
     2.1.   Organization                                     9
     2.2.   Authorization                                   10
     2.3.   Ownership of the Assets                         10
     2.4.   Fixed Assets                                    11
     2.5.   Stores and Leases                               11
     2.6.   Contracts and Commitments                       12
     2.7.   Permits and Compliance with Laws                13
     2.8.   Claims, Litigation and Disputes                 14
     2.9.   Financial Information                           15

3.     Representations of the Buyer and the Parent          15
     3.1.   Organization                                    15
     3.2.   Authorization                                   15
     3.3.   Regulatory Approvals                            16
     3.4.   Financing                                       16
     3.5.   Limitation of Warranty                          16

4.     Information; Public Announcements                    17
     4.1.   Confidentiality                                 17
     4.2.   Public Announcements                            17

5.     Covenants of the Seller and A&P                      18
     5.1.   Conduct of Business                             18
     5.2.   Absence of Material Changes                     18
     5.3.   Satisfaction of Conditions                      19
     5.4.   Employees                                       19
     5.5.   Access                                          19
     5.6.   No Post-Closing Inventory                       19
     5.7.   Additional Financial Records                    19
     5.8.   Pharmacy Customer Lists                         19
     5.9.   Fixed Assets List                               20
     5.10.  Agreements and Estoppels                        20

6.     Covenants of the Buyer and the Parent                20
     6.1.   Satisfaction of Conditions                      20
     6.2.   Preservation of Books and Records; Post-
            Closing Access                                  20
     6.3.   Insurance                                       21
     6.4.   Permits                                         21
     6.5.   Accounts Receivable                             21

7.     Conditions to Obligations of the Buyer               21
     7.1.   Compliance with Obligations                     21
     7.2.   Corporate Proceedings                           22
     7.3.   Consents of Lenders, Lessors and Other
            Third Parties                                   22
     7.4.   Adverse Proceedings                             22
     7.5.   Seller's Representations and Warranties         22
     7.6.   Closing Deliveries                              22

8.     Conditions to Obligations of the Seller              23
     8.1.   Compliance with Obligations                     23
     8.2.   Corporate Proceedings                           23
     8.3.   Consents of Third Parties.                      23
     8.4.   Adverse Proceedings                             23
     8.5.   Buyer's Representations and Warranties          23
     8.6.   Closing Deliveries                              23

9.     Indemnification                                      24
     9.1.   By the Buyer, the Parent, the Seller and
            A&P                                             24
     9.2A   By the Seller and A&P                           24
     9.2B   By the Buyer and the Parent                     25
     9.3.   Procedures for Indemnification                  25
     9.4.   Payment of Indemnification Obligation           27
     9.5.   Survival; Claims for Indemnification            27
     9.6.   Damages and Related Matters                     27

10.    Casualty                                             28
     10.1.  Damage                                          28
     10.2.  Condemnation                                    29

11.    Post-Closing Agreements                              29
     11.1.  Non-Competition Agreement                       29
     11.2.  Sharing of Data                                 30
     11.3.  Cooperation in Litigation                       30
     11.4.  Gift Certificates                               31

12.    Termination of Agreement                             31
     12.1.  Termination by Lapse of Time                    31
     12.2.  Termination by Agreement of the Parties         31
     12.3.  Termination by Reason of Breach                 31

13.    Certain Tax Matters.                                 32

14.    Brokers                                              32

15.    Notices                                              32

16.    Consent to Jurisdiction                              33

17.    Successors and Assigns                               33

18.    Entire Agreement; Amendments; Attachments; Waivers   33

19.    Expenses                                             34

20.    No Third Party Beneficiaries                         34

21.    Governing Law                                        34

22.    Section Headings                                     34

23.    Severability                                         35

24.    Counterparts                                         35

25.    Terms Defined in This Agreement.                     35




Exhibits

A     - Form of Assignment and Assumption Agreement
B     - Form of Guarantee


Schedules

1.1(b)(xvi)         -    Excluded Assets
1.5       -    Allocation of Purchase Price
1.6(c)    -    Delayed Pharmacy Closing
1.7(b)    -    Inventory Procedures and Valuation
2.2       -    Seller Consents, Waivers and Approvals
2.3       -    Encumbrances
2.5       -    Stores and Leases
2.6       -    Contracts
2.7(a)    -    Permits
2.8       -    Claims, Litigation, Disputes
3.2       -    Buyer Consents, Waivers and Approvals
3.3       -    Regulatory Approvals
5.2       -    Material Changes
7.3       -    Consents of Lenders, Lessors and Other Third
Parties
14        -    Brokers
                     ASSET PURCHASE AGREEMENT


AGREEMENT made as of February 21, 2003 among Roundy's, Inc. (the "Parent"), a Wisconsin corporation with its principal office at 23000 Roundy Drive, Pewaukee, Wisconsin 53072, The Copps Corporation (the "Buyer"), a Wisconsin corporation and a wholly owned subsidiary of the Parent, Kohl's Food Stores, Inc. (the "Seller"), a Wisconsin corporation and a wholly owned subsidiary of A&P (as defined herein), and The Great Atlantic & Pacific Tea Company, Inc. ("A&P"), a Maryland corporation with its principal office at 2 Paragon Drive, Montvale, New Jersey 07645.

                       Preliminary Statement

The Parent and the Buyer desire to purchase, and A&P and the Seller desire to sell, the Assets (as defined herein) of the Seller that relate to the Stores (as defined herein) identified on
Schedule 2.5 for the consideration set forth below and the assumption of certain of the Seller's liabilities set forth below, subject to the terms and conditions of this Agreement.
NOW, THEREFORE, in consideration of the mutual promises hereinafter set forth and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties hereby agree as follows:
               1.   Sale and Delivery of the Assets

             1.1. Delivery of the Assets.

(a) Subject to and upon the terms and conditions of this Agreement, at the closing of the transactions contemplated by this Agreement (the "Closing"), the Seller shall sell, transfer, convey, assign and deliver to the Buyer, and the Buyer shall purchase and assume from the Seller, the following properties, assets and other claims, rights, obligations and interests to the extent such properties, assets, claims, rights, obligations and interests are primarily used or held for use by the Stores (but not including the Excluded Assets, as defined below):

     (i) all Store inventories held for future sale in the Stores at the conclusion of the Inventory Count (as defined below), but excluding the Excluded Inventory (as defined below), as adjusted pursuant to Section 1.7(b) (collectively, the "Inventory");

     (ii) all office supplies, maintenance supplies, packaging materials and similar items of the Seller held in and designated for use solely in the Stores (collectively, the "Supplies");

     (iii) all rights and obligations of the Seller under the license agreements between the Seller and certain banks operating at the Stores set forth on Schedule 2.6 attached hereto and Leases set forth on Schedule 2.5 attached hereto (collectively, the "Contract Rights");

     (iv) all rights, if any, of the Seller under express or implied warranties from the suppliers or other third party service or product providers to the Stores to the extent relating or applicable to the items described in Section 1.1(a)(v);

     (v) all of the machinery, equipment, furniture, fixtures, office equipment, non-proprietary software, owned real property improvements, leasehold improvements, construction in progress and all other store assets, real and personal, located at and related to the Stores and owned by the Seller on the Closing Date (collectively, the "Fixed Assets"), but excluding any such assets described in Section 1.1(b)(ii);

     (vi) all customer lists, prescription records and related records of the pharmacies located in the Stores; and

     (vii)     Seller's complete files relating to the Leases.

(b) Notwithstanding the provisions of Section 1.1(a), the properties, assets and business to be transferred to the Buyer under this Agreement shall not include:

     (i) the Seller's right to use the name "Kohl's" or any derivation thereof or other right derived from the Trademark License Agreement, made as of the 30th day of September, 1983, between Brown & Williamson Tobacco Corporation and the Seller (the "License Agreement"), the Seller's right to use any registered or unregistered trademark or trade name of A&P or any subsidiary thereof, or any other general intangibles owned by the Seller used in the operation of the Stores (collectively, the "Intangible Property");

     (ii) any Fixed Asset, Inventory or other asset that contains the name "Kohl's" or any derivation thereof or any registered or unregistered trademark or trade name of A&P or any subsidiary thereof unless, with respect to such assets other than Inventory, such name or trademark can be removed without material damage to the asset;

     (iii) inventory consisting of (a) private or control labeled products, (b) perishable items, including meat, seafood, deli items, floral items, produce, bakery and dairy merchandise, but excluding frozen merchandise not otherwise described in this clause (iii), (c) unmatched SKU inventory as between the Seller and the Parent, (d) all inventory not permitted to be transferred pursuant to applicable law, including by virtue of the Buyer's lack of license, permit, certificate or otherwise, (e) items mutually determined to be unsaleable, including items that are damaged, spoiled, outdated (any merchandise with less than forty-five (45) days remaining shelf life or which has a manufacturer's date by which it must be sold that is less than forty-five (45) days after the Inventory Date being deemed "outdated" for this purpose), obsolete or otherwise unsaleable at normal retail price in the ordinary course of business and (f) out-of-season seasonal merchandise (the "Excluded Inventory");

     (iv) amounts owed to the Seller or A&P including, without limitation, rebates, refunds or any claims or causes of action by the Seller or A&P against third parties relating to the Assets or the operation of the business of the Stores, accounts receivable (including, but not limited, to delinquent rent payments, tenant reimbursements, refunds of insurance premiums or security deposits with utilities accruing to, or held for, the benefit of the Seller or A&P, and, except as may be provided to the contrary in this Agreement, insurance proceeds, condemnation awards or other compensation payable upon any sale, destruction, damage, taking or other disposition of any of the Assets, or any of the Leases or other Contract Rights) (the "Accounts Receivable"), in any such case arising prior to the Closing;

     (v) any capital stock of the Seller, its subsidiaries or their respective corporate minute books;

     (vi) any cash, investments or bank accounts of the Seller, including, without limitation, any cash at any Store on the Closing Date;

     (vii) any of the Seller's insurance policies and any and all claims or rights thereunder;

     (viii) any assets used principally by the Seller to provide corporate services to the Stores in the ordinary course of business;

     (ix) except as provided in Section 1.1(a)(vi) and (vii) all employee records, all customer lists, all customer records, and all books, records and accounts, manuals, studies, reports or summaries to the extent they relate solely to and arise out of the operation of the Stores;

     (x) any assets of the Seller, A&P or any subsidiary of A&P which are not solely used or held for use in the Stores and any assets or Inventory ordered and paid for in the ordinary course of business of the Stores, delivery which is not received on or prior to the Closing Date or not physically located at the Stores as of the Closing Date;

     (xi) any and all automobiles, trucks, vans and other vehicles;

     (xii) all rights to refunds of all federal, state and local capital gains, gross receipts, franchise, profits, property, transfer, sales, use, mercantile, value added, payroll, capital stock, withholding or other taxes, including estimated taxes relating thereto and any interest and penalties imposed thereon (collectively, the "Taxes") relating to the Assets or the Stores, to the extent that such Taxes relate to a tax period or portion thereof ending on or prior to the Closing Date (based on an interim closing of the books as of the end of the Closing Date, except for property or other ad valorem Taxes, which shall be prorated on a daily basis);

     (xiii) pharmacy related computer equipment and software, thermal printers, copiers, in-store processing units, and GAPCOM systems owned by third parties who are not affiliated with the Seller or A&P;

     (xiv) all non-proprietary software that is licensed exclusively to A&P;

     (xv) any rights Seller may have against third parties under contracts to which Seller is a party, except for the Contract
Rights;

     (xvi)     the assets of the Seller listed on Schedule
1.1(b)(xvi); and

     (xvii) any other assets of the Seller not specifically referred to in Section 1.1(a) (together with the assets described in clauses 1.1(b)(i) through 1.1(b)(xvi), the "Excluded Assets").

(c) The Inventory, Supplies, Contract Rights, Fixed Assets, and other properties, assets and business of the Seller described in
Section 1.1, other than the Excluded Assets, shall be referred to collectively as the "Assets."

1.2. Further Assurances. At any time and from time to time after the Closing, at the reasonable request of any party and without further consideration, each party promptly shall execute and deliver such instruments of sale, transfer, conveyance, assignment,assumption and confirmation, and take such commercially reasonable other action, as may be reasonably requested to confirm the transfer of the Assets to the Buyer.

1.3. Purchase Price.

(a) The purchase price for all of the Assets to be sold by the Seller and the Assumed Liabilities to be assumed by the Buyer shall be $19,000,000 (the "Base Purchase Price"), plus or minus the amount of the Rent and Tax Adjustment to which the Seller or the Buyer is entitled under Section 1.7(a), plus the amount of the Inventory Valuation pursuant to Section 1.7(b). The Base Purchase Price, plus or minus the amount of the Rent and Tax Adjustment to which the Seller or the Buyer is entitled under Section 1.7(a), plus the amount of Inventory Valuation pursuant to Section 1.7(b) are collectively referred to herein as the "Cash Consideration."

(b) At the Closing, the Buyer shall pay or direct to be paid to the Seller via wire transfer of immediately available funds, the amount of the Base Purchase Price, plus the Rent and Tax Adjustment, plus the amount of the Inventory Valuation to such account as shall be designated in writing by the Seller no later than one (1) day prior to the Closing.

1.4. Assumption of Liabilities; Etc.

(a) At the Closing, the Buyer shall assume and execute and deliver to the Seller an Instrument of Assumption of Liabilities guaranteed by the Parent (the "Instrument of Assumption"), in a form satisfactory to the Seller, pursuant to which it shall assume and agree to timely perform, pay and discharge the following liabilities, obligations and commitments of the Seller, to the extent such liabilities, obligations and commitments relate to the Assets, and not to the Excluded Assets (the "Assumed Liabilities"):

     (i) all liabilities, obligations and commitments, fixed or contingent, of the Seller accruing or arising after the Closing under the Assumed Contracts, which obligations become due and payable or are otherwise required to be performed after the Closing Date; provided, however, that the Assumed Liabilities shall not include any liabilities and obligations of the Seller under the Assumed Contracts that are attributable to any time period prior to the Closing Date or an event that occurred prior to the Closing, or that are attributable to or arise as a result of any breach, violation, or non-performance of any Assumed Contract by the Seller or A&P on or prior to the Closing Date, including, without limitation, any breach or violation arising as a result of the transactions contemplated by this Agreement;

     (ii) obligations of Seller arising in the ordinary course of business and consistent with customary industry practices, relating to customer returns and allowances and similar customer accommodations, and obligations relating to gift certificates issued by Seller prior to the Closing Date as provided in Section
11.4 below; and

     (iii) all liabilities arising out of the ownership, use or possession of the Assets or the conduct or operations of the Assets on or after the Closing Date.

(b) In addition, as to each of the Contract Rights, subject to obtaining the required consents, waivers and approvals set forth on Schedule 2.2 with respect to each such Contract Right, the Seller, the Buyer and the Parent shall execute and deliver to each other an Assignment and Assumption (each an "Assignment") in the form of Exhibit A attached hereto, as modified to include such terms, provisions and conditions which are required pursuant to the applicable Contract Right, and the Buyer and the Parent shall cause an executed copy of each Assignment to be sent to the respective landlord or other applicable party under the subject Contract Right as soon as practicable after the Closing.

(c) On the Closing Date, the Parent shall acknowledge and agree to unconditionally guarantee all of the liabilities, obligations, commitments, fixed or contingent assumed by the Buyer pursuant to this Agreement (the "Guarantee") in the form of Exhibit B attached hereto. At anytime thereafter requested by a third party, the Parent shall acknowledge such obligation.

(d) Except for the Assumed Liabilities expressly assumed by Buyer and/or Parent under this Agreement, neither Buyer nor Parent shall in any manner assume or be liable or responsible for any of the liabilities, debts, or obligations of Seller or A&P, of any nature whatsoever, including, but without limiting the generality of the foregoing, the following:

     (i) Past, current and future liabilities and obligations of Seller or A&P for federal, state or local taxes of any nature (except for taxes to be pro-rated or apportioned between the Buyer and the Seller as provided in Sections 1.7(a) and 13(a) hereof); or

     (ii) Liabilities or obligations of Seller or A&P of any nature to their employees or former employees, including, without limitation, liabilities or obligations for wages, withholding and employment taxes, vacation, sick pay, bonuses, severance pay, retirement and fringe benefits, and any obligations or liabilities under the "WARN" Act or equivalent state statutory or regulatory requirements.

1.5. Allocation of Purchase Price. The aggregate amount of the Base Purchase Price shall be allocated among the Assets and the Assumed Liabilities as set forth on Schedule 1.5 attached hereto.

1.6. The Closing. (a) The Closing shall take place on or before April 30, 2003, at the offices of Whyte Hirschboeck Dudek S.C., 111 East Wisconsin Avenue, Suite 2100, Milwaukee, WI, at such time and date as may be mutually agreed upon by the parties hereto. The transfer of the Assets by the Seller to the Buyer and the assumption of the Assumed Liabilities by the Buyer shall be deemed to occur at 12:00 a.m., Madison, Wisconsin time, on the date of the Closing (the "Closing Date").

(b) To the extent that the Seller is unable to transfer to Buyer the liquor which is Inventory at any Store (the "Liquor Inventory"), the Seller and Buyer shall cause the Closing to be consummated with respect to such Store notwithstanding the inability to transfer such Liquor Inventory; provided, however, the price to be paid at such Closing shall be reduced by the portion of the Inventory Valuation (as defined in Schedule 1.7(b)) attributable to such Liquor Inventory (the "Liquor Valuation") and the Liquor Inventory shall not be transferred to the Buyer. In accordance with applicable law, Buyer shall store the Liquor Inventory on Seller's behalf for a nominal fee to be mutually agreed upon from the Closing until such date on which the Seller is permitted, in accordance with applicable law, to transfer the Liquor Inventory to Buyer (the "Delayed Liquor Closing"). Buyer and Seller shall use their reasonable best efforts to cause the Delayed Liquor Closing to occur as soon as practicable after Closing. At the Delayed Liquor Closing, Seller shall transfer the Liquor Inventory to Buyer and Buyer shall pay Seller the amount of the Liquor Valuation via wire transfer of immediately available funds. In the event the arrangement to be established pursuant to this Section 1.6(b) is not consistent with applicable law, the parties shall negotiate an arrangement which results in the parties receiving the benefits of the arrangements contemplated by this Section 1.6(b).

(c) To the extent the Seller is unable to transfer to Buyer or, if applicable, a Pharmacy Assignee the pharmaceutical business (the "Pharmacy Business") at any Store because of the failure to such person to have obtained the requisite federal, state and local licenses, permits and approvals notwithstanding such person's diligent pursuit thereof, Seller and Buyer shall cause the Closing to be consummated with respect to such Store notwithstanding the inability to transfer the pharmaceutical business; provided, however, the price to be paid at such Closing shall not include the value of the Inventory related to the applicable Pharmacy Business as calculated pursuant to the Inventory Valuation during the Inventory Count and such pharmacy Inventory and the Pharmacy Business at such Store shall not be transferred to Buyer. Until the date on which Seller is permitted, in accordance with applicable law, to transfer the Pharmacy Business at such Store to Buyer (the "Delayed Pharmacy Closing"),but in no event longer than 120 days from the Closing Date, Seller will continue to operate the Pharmacy Business at such Store on the terms and conditions set forth on Schedule 1.6(c) attached hereto. Buyer and Seller shall use their reasonable best efforts to cause the Delayed Pharmacy Closing to occur as soon as practicable after the Closing. Immediately prior to a Delayed Pharmacy Closing Buyer and Seller shall conduct an inventory (a "Pharmacy Inventory") and an inventory valuation (a "Pharmacy Inventory Valuation") with respect to the applicable Pharmacy Business on a basis consistent with the Inventory Count and the Inventory Valuation. At each Delayed Pharmacy Closing, Seller shall transfer the applicable Pharmacy Business to Buyer and Buyer shall pay Seller the amount of the applicable Pharmacy Inventory Valuation.

1.7. Apportionment and Adjustments. (a) (i) The Seller shall be entitled to a proportionate adjustment in respect of all prepaid expenses, and the Buyer shall be entitled to a proportionate adjustment in respect of all expenses paid or payable in arrears for periods prior to the Closing, including, in each case, without limitation, all fees, taxes and rents (including any customary charges to the extent provided for in any given Lease such as, but without limitation, percentage rent, utilities, operating expenses and common area maintenance charges, however denominated) and real and personal property taxes (the "Rent and Tax Adjustment"), based on how billed, as of the Closing Date, which amount shall be added to or subtracted from, as the case may be, the cash portion of the purchase price deliverable at the Closing. With respect to time periods between December 31, 2002 and the Closing Date, unless the actual amounts are known, such prorations will be determined on the basis of the most recent estimates received by the Seller from the relevant counterparty or governmental entity, if any, and if not, on the basis of actual amounts incurred or assessed for the year 2002, and will not be adjusted after the Closing Date to reflect actual amounts incurred or assessed for periods after December 31, 2002. The calculation of the Rent and Tax Adjustment, shall be agreed upon by the Buyer and Seller prior to Closing and delivered at Closing.

(ii) At all times after the Closing Date, the Buyer shall perform all obligations contained in the Leases with respect to the payment of rent or other charges, regardless of whether such rent or other charges are ultimately allocable to the Seller pursuant to this Section 1.7(a).

(b) (i) A physical count of the Inventory (the "Inventory Count") shall be made by the Buyer, the Seller and an independent inventory service mutually agreed to by the parties (the "Inventory Service"). The Inventory Service shall make the Inventory Count on the day prior to the Closing Date, or such other time period before Closing mutually agreed to by the parties (the "Inventory Date"), in accordance with mutually agreed upon instructions consistent with the inventory procedures set forth in
Schedule 1.7(b) attached hereto. Both parties shall be entitled to have representatives present during the Inventory Count. These representatives will attempt, in good faith, to resolve any disputes with respect to quantity or pricing which may arise during the Inventory Count. Excluded Inventory shall be identified prior to the Inventory Count and will be removed by the Seller at the Seller's cost prior to the Inventory Date to the extent practicable. The fees, costs and expenses related to the Inventory Count shall be shared equally by the Buyer and the Seller. Departments not inventoried by the Inventory Service shall be inventoried by appropriate personnel at mutually agreed upon times and in the presence of representatives of the Buyer and the Seller.

(ii) The Inventory Service shall provide each of the Buyer and the Seller inventory extension documentation at the conclusion of the Inventory Count, which documentation shall set forth the value of the Inventory according to the methodology of valuation set forth on Schedule 1.7(b) attached hereto (the "Inventory Valuation"). The Inventory Valuation shall be paid by the Buyer to the Seller in cash via wire of immediately available funds to an account designated by the Seller at Closing.

1.8. Delayed Closing. Notwithstanding anything to the contrary contained herein, in the event that as of the Closing Date set forth in Section 1.6(a) with respect to any one or more Stores (each such Store a "Delayed Store") there shall have been a failure of the conditions set forth in Section 7.3 or Section 7.6 with respect to such Store or Stores, which failure has not been waived by the Buyer; then the Closing shall occur as provided in
Section 1.6(a) (the "Initial Closing") for all Stores other than Delayed Stores and the payment made by Buyer at the Initial Closing shall be reduced by the portion of the Base Purchase Price, as set forth on Schedule 1.5, allocable to such Delayed Store(s). If the failure of the condition set forth in Section
7.3 or Section 7.6 with respect to a Delayed Store is cured within sixty (60) days after the Initial Closing, then a closing for such Delayed Store (the "Subsequent Closing") shall occur as soon as practical after such cure has been accomplished. At the Subsequent Closing, Buyer shall pay to Seller by wire transfer of immediately available funds (i) the portion of the Base Purchase Price allocable to such Delayed Store as set forth on Schedule 1.5 (plus or minus the Rent and Tax Adjustment for such Store pursuant to Section 1.7(a)) and (ii) the Inventory Valuation for such Delayed Store as determined pursuant to Section 1.7(b). If the failure of the condition set forth in Section 7.3 or Section 7.6 for any Delayed Store is not cured with such sixty-day period, then Buyer may, at its option, elect to terminate this Agreement with respect to such Store (without liability of any party to any other party hereunder) or proceed with the Subsequent Closing with respect to such Store, in the latter case without prejudice to any rights Buyer may have against the Seller and A&P hereunder on account of the circumstances giving rise to the failure of the condition set forth in Section 7.3 or Section 7.6.

1.9. Transfer of Pharmacy Assets. Prior to Closing, Buyer shall have the right to designate an assignee (the "Pharmacy Assignee") to which Seller, at the Closing, shall transfer directly all Fixed Assets and Inventory relating to the pharmaceutical businesses in the Stores ("Pharmacy Assets"); provided, however, that, at Closing, Buyer shall cause the Pharmacy Assignee to provide to Seller and A&P (i) evidence and/or representations and warranties to Seller's reasonable satisfaction that the Pharmacy Assignee is an entity in good standing with the applicable federal, State of Wisconsin and local governmental authorities and possesses all licenses, permits and authorizations required to acquire and own the Pharmacy Assets and operate the pharmacies within the Stores; and (ii) reasonable and customary indemnification, on a joint and several basis with the Buyer, against all Losses arising out of or relating to the failure of such representation and warranties to be true and correct after the Closing. In the event of a Delayed Pharmacy Closing, the provisions of this Section 1.9 shall be applied mutatis mutandis with respect to such Delayed Pharmacy Closing.

    2.   Representations of the Seller and A&P

The Seller and A&P, jointly and severally, represent and warrant to the Buyer as follows:

2.1. Organization. The Seller is a corporation duly organized, validly existing and in current status under the laws of the State of Wisconsin, and has all requisite power and authority (corporate and other) to own its properties, to carry on its business as now being conducted, to execute and deliver is Agreement and the agreements contemplated herein, and to consummate the transactions contemplated hereby. The Seller is duly qualified to do business and in good standing in all jurisdictions in which its ownership of property or the character of its business requires such qualification and where failure to be so qualified would have a Material
                    Adverse Effect (as defined herein). A&P is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, and has all requisite power and authority (corporate and other) to own its properties, to carry on its business as now being conducted, to execute and deliver this Agreement and the agreements contemplated herein, and to consummate the transactions contemplated hereby.
                         2.2. Authorization.  The execution and
                    delivery of this Agreement by the Seller and A&P, and the agreements provided for herein, and the consummation by the Seller and A&P of all transactions contemplated hereby, have been duly authorized by all requisite corporate action of the Seller and A&P. This
                    Agreement and all such other agreements and obligations entered into and undertaken in connection with the transactions contemplated hereby to which the Seller and A&P are a party constitute the valid and legally binding obligations of the Seller and A&P, enforceable against the Seller and A&P in accordance with their respective terms, except as enforceability thereof may be limited by bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies. Subject to obtaining the consents, waivers and approvals described in Schedule 2.2, the execution, delivery and performance by the Seller of this Agreement and the agreements provided for herein, and the consummation by the Seller of the transactions contemplated hereby and thereby in the manner provided for in this Agreement, will not, with or without the giving of notice or the passage of time or both, (a) violate the provisions of any law, rule or regulation applicable to the Seller;
                    (b) violate the provisions of the Articles of Incorporation or By-laws of the Seller; (c) violate any judgment, decree, order or award of any court, governmental body or arbitrator binding on the Seller; or (d) conflict with or result in the breach or termination of any term or provision of, or constitute a default under, or cause any acceleration under, or cause the creation of any lien, charge or encumbrance upon the Assets pursuant to, any indenture, mortgage, deed of trust or material agreement to which the Seller is a party or by which the Seller or the Assets are bound, in each case in a manner that could reasonably be expected to have a material adverse effect on the Assets or the business as presently conducted at the Stores (a "Material Adverse
                    Effect"). Schedule 2.2 attached hereto sets forth a true and correct list of all material consents, waivers and approvals of third parties that are required in connection with the consummation by the Seller of the transactions contemplated by this Agreement.
                         2.3. Ownership of the Assets.
                         (a)  Except as set forth on Schedule 2.3
                    attached hereto, the Seller, at the Closing, will, subject to obtaining the consents, waivers and approvals described in Schedule
                    2.2, have the right to (and will, upon
                    delivery of the bill of sale, Instrument of Assumption and instruments of transfer of ownership contemplated hereby) sell and transfer to the Buyer good, clear, record and marketable title to the Assets (other than the Leases) free and clear of all claims, liabilities, liens, pledges, charges, encumbrances and equities of any kind
                    (collectively, the "Encumbrances"), other than Permitted Encumbrances.
                         (b)  The Seller, at the Closing, subject
                    to obtaining the consents, waivers and
                    approvals described in Schedule 2.2, the execution and delivery of the Lease
                    Assignments, and the assumption of the Assumed Liabilities, will transfer to the Buyer all of the Seller's leasehold interest in each of the premises identified in the Leases, subject only to the respective terms of the Leases, the Fee Encumbrances and the Permitted
                    Encumbrances.
                         (c)  Except as set forth in Sections
                    2.3(a), 2.3(b), 2.5 and 2.7, neither the
                    Seller nor A&P makes any representation or warranty as to the condition or fitness for a particular purpose of any of the Assets or the real property that is the subject of the Leases or any improvements or fixtures located thereon.
"Fee Encumbrances" shall mean, with respect to the premises identified in any Lease, Encumbrances on the title of the landlord to such premises.
"Permitted Encumbrances" shall mean (i) any lien for current taxes not delinquent, taxes not yet due and payable or taxes being contested in good faith and by appropriate proceedings, (ii) any lien securing an Assumed Liability and arising in the ordinary course of business, (iii) covenants, conditions and restrictions of record arising in the ordinary course of conduct of business at the Stores, which covenants, conditions and restrictions are not violated in any material respect by existing uses or improvements and do not materially interfere with the use of the property and do not materially affect the merchantability of the Seller's title or contain any provision for reversion or forfeiture of the Seller's title, and (iv) as it relates to the Leases, limitations on use of a subject premises to the extent that such limitation does not materially adversely affect or limit the conduct of retail sales as presently conducted in the Stores.
                         2.4. Fixed Assets. The Fixed Assets
                    comprise all material tangible personal
                    property, other than the Excluded Assets and Inventory, necessary to conduct the business of Seller at the Stores as the same has heretofore been conducted.
                         2.5. Stores and Leases.  (a)  Schedule
                    2.5 lists the name and location of each store location being transferred to the Buyer (each a "Store" and collectively, the "Stores").
                    The Seller's interest in each Store is a leasehold interest. Schedule 2.5 attached hereto sets forth a true, correct and complete list as of the date hereof of the leases of real property pursuant to which any Store occupies its premises (each a "Lease" and collectively, the "Leases"). Seller has delivered to Buyer a true and correct copy of each Lease, including all amendments thereto.
                    Except as set forth on Schedule 2.2, the continuation, validity and effectiveness of each Lease will not be affected by the transfer thereof to the Buyer under this Agreement nor will the transfer thereof give any person a right of termination or right to make a material modification with respect to such Lease, and all such Leases are assignable to the Buyer without consent the of the landlord except as set forth on Schedule 2.5.
(b) (i) The Leases are in full force effect and binding and enforceable against the Seller and each of the other parties thereto in accordance with their respective terms; (ii) the Seller has not received any written notice from the landlord under any Lease asserting that it is in breach or default of such Lease;
(iii) to the knowledge of the Seller and A&P, no event has occurred or circumstance exists which, with the delivery of notice, passage of time or both, would constitute such a breach or default by Seller, or which would permit the termination, modification or acceleration of rent under any Lease; (iv) there are no material disputes with respect to any Lease; and (v) except as set forth on Schedule 2.5, the Seller has not assigned, subleased, mortgaged, deeded in trust or otherwise transferred or encumbered any Lease or any interest therein, except for any Permitted Encumbrances.
(c) Neither the Seller nor A&P, has received notice of any condemnation or eminent domain proceedings with respect to any of the Stores.
                         2.6. Contracts and Commitments.
(a) Schedule 2.6 attached hereto contains a true and correct list of all written material contracts, agreements, Leases, licenses and other instruments to which the Seller is a party, that are necessary to the conduct of business of the Stores, as presently conducted by the Seller, but excluding (i) insurance policies,
(ii) other agreements that will cease to exist after the Closing
Date, (iii) agreements with respect to general support, management and supervision provided by the Seller's or A&P's headquarters or corporate offices and (iv) the License Agreement (collectively, the "Contracts"). For the purposes of this Section 2.6, Schedule
2.6 shall be deemed to include each of the Leases identified in
Schedule 2.5.
(b) Except as set forth on Schedule 2.6 attached hereto, as to each Contract other than the Leases (which shall be governed by the representations and warranties contained in Section 2.5):
     (i) pursuant to each Contract which is to be assumed by the Buyer (each an "Assumed Contract"), the Seller has fulfilled all material obligations required to be performed by the Seller on its part prior to the date hereof;
     (ii) the Seller has not received any notice that it is in breach of or default under any Assumed Contract in any material respect, and there has occurred no material violation by the Seller of any provision of any Assumed Contract which with the passage of time (such as a grace period) or giving of notice or both would constitute such a default by the Seller, result in a loss of rights or result in the creation of any lien, charge or encumbrance on the Seller's assets, thereunder or pursuant thereto;
     (iii) to the knowledge of the Seller and A&P, there is no existing breach or default by any other party to any Assumed
Contract, and there has occurred no material violation of any provision of any Assumed Contract which with the passage of time
(such as a grace period) or giving of notice or both would constitute such a default by such other party, result in a loss of rights by the Seller or result in the creation of any lien, charge or encumbrance on the Seller's assets thereunder or pursuant thereto; and
(c) Except as set forth on Schedule 2.2, the continuation, validity and effectiveness of each Assumed Contract will not be materially affected by the transfer thereof to the Buyer under this Agreement nor will the transfer thereof give any person a right of termination or right to make a material modification with respect to such Assumed Contract.
(d) True and correct copies of all written Contracts have previously been made available by the Seller to the Buyer.
                         2.7. Permits and Compliance with Laws.
                    (a) Schedule 2.7(a) is a correct and complete list of all licenses, permits and certificates from federal, state and local authorities issued to the Seller with respect to the Stores. All such licenses, permits and certificates set forth on Schedule 2.7(a) are in full force and effect, and the same comprise all those necessary or required under applicable laws and regulations for the conduct of the business of Seller at the Stores as the same has heretofore been conducted (except for licenses, permits and certificates the absence of which would not have a Material Adverse Effect on the operation of any Store). Except as set forth on Schedule 2.7(a), the Stores and the business conducted by Seller at the Stores has been and is conducted in compliance with all federal, state and local laws, regulations and ordinances (including, without limitation, laws, regulations and ordinances relating to building, zoning, environmental matters, occupational health and safety, labor and employment, land use or similar matters) relating to the use, occupancy and operation of Stores by the Seller, the violation of which could reasonably be expected to have a Material Adverse Effect. Except as set forth on Schedule 2.7(a), the business conducted at the Stores does not violate, in any material respect, any federal, state or local laws, regulations or orders the enforcement of which could reasonably be expected to have a Material Adverse Effect.
(b) (i) To the knowledge of Seller and A&P, within the last 24 months no written notice, demand, request for information, citation, summons or order has been issued to Seller or A&P alleging of asserting material non-compliance of any of the Stores with, or alleging or asserting any material liability with respect to the ownership of any of the Stores under, any Environmental
Laws (as defined below).
     (ii) To the knowledge of Seller and A&P. except as set forth on Schedule 2.7(a), (1) no real property on which any of the Stores is located has been designated or investigated by any governmental authority under any Environmental Laws as a result of being included on any federal, state or local list of lands adversely impacted or potentially adversely impacted by the actual or suspected, presence, spillage, leakage, discharge or other emission of Hazardous Substances (as defined below), nor is there any condition known to Seller or A&P which could reasonably be expected to result in any such listing; and (2) Seller has not received any written notice of an order, decree, investigation, lien, or administrative or judicial proceeding, in each case, under any Environmental Laws, concerning, or arising by reason of the actual or suspected, presence, spillage, leakage, discharge or other emission of Hazardous Substances in, on, or under any of the Stores.
     (iii) "Environmental Laws" shall mean any federal, state or local laws, statutes, ordinances, rules and regulations of any federal, state or local governmental authority relating to occupational health and safety or relating to pollution or protection of the environment, including, without limitation, statutes, laws, ordinances, rules and regulations relating to the emission, generation, discharge, spillage, leakage, storage, off-site dumping, release or threatened release of Hazardous
Substances into ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances.
     (iv) "Hazardous Substances" shall mean any product, substance, chemical, contaminant, pollutant, waste or other material whose presence, use, manufacture, disposal, transportation, emission, discharge, spill or release, is either:
(a) regulated by any governmental authority under any Environmental Laws or (b) defined or listed in, or otherwise classified pursuant to, any statute, law, ordinance, rule or regulation applicable to the Stores or the business of Seller as "hazardous substances," "hazardous materials," "hazardous wastes," or "toxic substances". Hazardous Substances shall include, but not be limited to, (a)(A) any "hazardous substance" as defined in the Comprehensive Environmental Response, Compensation and
Liability Act, (B) any "regulated substance" as defined in the Solid Waste Disposal Act or (C) any substance subject to regulation pursuant to the Toxic Substances Control Act, as such laws are now in effect or may be amended through the Closing Date and any rule, regulation or legally binding order or decision promulgated or issued under such laws, (b) petroleum and refined petroleum products, (c) asbestos and asbestos-containing products
(as defined in 29 CFR 1910.1001(b), (d) radioactive materials, (e) radon, (f) polychlorinated biphenyls, and (g) any other substance that is regulated or classified as hazardous or toxic under any Environmental Laws.
                         2.8. Claims, Litigation and Disputes.
                    Except as set forth on Schedule 2.8, and except for actions, proceedings or investigations affecting the retail food merchandising industry in general, there is no actual or, to the knowledge of the Seller and A&P, threatened claim, litigation, action or legal proceeding before any court, administrative agency or commission or other governmental authority or instrumentality, domestic or foreign ("Governmental Entity") against the Seller, adversely affecting (i) the Seller's ability to perform its obligations hereunder, (ii) the rights granted under the Assumed Contracts, or (iii) the ownership, use, maintenance or operation of the Assets and the Stores by the Seller.
                         2.9. Financial Information.  The
                    historical financial information regarding the
                    Seller's business at the Stores (including, without limitation, sales revenue, operating expenses and gross margin data for the fiscal years ending in 2000, 2001 and 2002 and interim periods thereafter through October
                    2002) that Seller and A&P have provided to Buyer, was prepared from the books and records of Seller kept in the normal course of business, and is consistent in all respects with that prepared and used by Seller for its own internal management purposes in the ordinary course of business.
         3.   Representations of the Buyer and the Parent
The Buyer and the Parent, jointly and severally, represent and warrant to the Seller and to A&P as follows:
                         3.1. Organization.  The Buyer is a
                    corporation duly organized, validly existing and in good standing under the laws of the State of Wisconsin, and has all requisite power and authority (corporate and other) to own its properties, to carry on its business as now being conducted, to execute and deliver this Agreement and the agreements contemplated herein, and to consummate the transactions contemplated hereby. The Buyer is duly qualified to do business and in good standing in all jurisdictions in which its ownership of property or the character of its business requires such qualification and where failure to be so qualified would materially impair the ability of the Buyer to consummate the transactions contemplated hereby. Certified copies of the Articles of Incorporation and By-laws of the Buyer, each as amended to date, have been previously made available to the Seller, are complete and correct, and no amendments have been made thereto or have been authorized since the date thereof. The Parent is a corporation duly organized, validly existing and in good standing under the laws of the State of Wisconsin, and has all requisite power and authority (corporate and other) to own its properties, to carry on its business as now being conducted, to execute and deliver this Agreement and the agreements contemplated herein, and to consummate the transactions contemplated hereby.
                         3.2. Authorization.  The execution and
                    delivery of this Agreement by the Buyer and the Parent, and the agreements provided for herein, and the consummation by the Buyer and the Parent of all transactions contemplated hereby, have been duly authorized by all requisite corporate action of the Buyer and the Parent. This Agreement and all such other agreements and written obligations entered into and undertaken in connection with the transactions contemplated hereby constitute the valid and legally binding obligations of the Buyer and the Parent, enforceable against the Buyer and the Parent in accordance with their respective terms, except as enforceability thereof may be limited by bankruptcy, insolvency, reorganization or other laws affecting the enforcement of creditors' rights generally or the availability of equitable remedies. The execution, delivery and performance of this Agreement and the agreements provided for herein, and the consummation by the Buyer of the transactions contemplated hereby and thereby in the manner provided for in this Agreement, will not, with or without the giving of notice or the passage of time or both, (a) violate the provisions of any law, rule or regulation applicable to the Buyer;
                    (b) violate the provisions of the Articles of Incorporation or By-laws of the Buyer; (c) violate any judgment, decree, order or award of any court, governmental body or arbitrator binding on the Buyer; or (d) subject to obtaining the consents, waivers and approvals described in Schedule 3.2, conflict with or result in the breach or termination of any term or provision of, or constitute a default under, or cause any acceleration under, or cause the creation of any lien, charge or encumbrance upon the properties or assets of the Buyer pursuant to, any indenture, mortgage, deed of trust or other agreement or instrument to which it or its properties is a party or by which the Buyer is or may be bound. Schedule 3.2 attached hereto sets forth a true and correct list of all material consents and approvals of third parties that are required in connection with the consummation by the Buyer of the transactions contemplated by this Agreement.
                         3.3. Regulatory Approvals.  Except as
                    provided on Schedule 3.3 attached hereto and except for licenses, permits, approvals and authorizations required to conduct business at the Stores, and the third party consents required to transfer certain of the Assets to the Buyer, all consents, approvals, authorizations and other requirements prescribed by any law, rule or regulation which must be obtained or satisfied by the Buyer or the Parent and which are necessary for the consummation of the transactions contemplated by this Agreement have been, or will be prior to the Closing Date, obtained and satisfied.
                         3.4. Financing.  The Buyer or the Parent
                    has sufficient funds necessary to pay the Cash Consideration payable on the Closing Date (as reasonably contemplated by Sections 1.3 and 1.7) and related fees and expenses associated with the transactions contemplated by this Agreement and, as of the Closing Date, the Buyer or the Parent will have the financial capacity to perform all of its other obligations under this Agreement and the Exhibits hereto. The Buyer and Parent have obtained all consents, authorizations or waivers from their lenders that are required under any agreements in effect between the Buyer or the Parent and such lenders to consummate the transactions contemplated hereby. Each of the Buyer and the Parent, immediately after the Closing, will be solvent, will be able to meet its obligations and debts as they come due and will have adequate capital for the conduct of its business (including the operation of the Stores) and immediately after the Closing the Buyer's assets will exceed its liabilities and the Parent's assets will exceed its liabilities.
                         3.5. Limitation of Warranty.  Except for
                    such representations and warranties as are expressly set forth herein, each of the Buyer and the Parent acknowledge that:
          (a) all of the Assets will be conveyed "as-is", "where is", with all faults and defects as of the Closing Date and that there have been no representations, warranties, guaranties, statements or information, express or implied, whatsoever, made or furnished to the Buyer and the Parent, by the Seller, A&P or any agent or representative thereof relating to the conveyance and transfer of its respective
     Assets, including, without limitation, any warranty of merchantability, condition, operability or fitness for a particular use or purpose;

          (b) it has been given full opportunity to inspect the Assets, including without limitation, the Stores and Seller's files relating to the Leases and will rely solely upon its own inspections for all purposes whatsoever, including, without limitation, the determination of the character, size (including quantity of acreage), condition (whether environmental or otherwise), accessibility, state of repair, zoning, suitability of each store and the equipment for the purposes for which it is being acquired;

          (c) to the extent desired by the Buyer, the Buyer has obtained a title opinion, title report, or a title insurance commitment (each being referred to herein as a "Commitment") with respect to the Leases and/or the Stores. The Buyer acknowledges that all title and survey matters relating to the Leases and the Stores have been approved and accepted by the Buyer prior to the execution of this Agreement; and

          (d) the Buyer hereby acknowledges and agrees to accept, pay, perform and comply with all title encumbrances affecting the Stores and the Leases that are Permitted Encumbrances hereunder, including, without limitation, (i) ad valorem taxes and (ii) easements, restrictions and operating agreements of record or delivered to the Buyer.

              4.   Information; Public Announcements
                         4.1. Confidentiality.  All information
                    not previously disclosed to the public or generally known to persons engaged in the business of the Seller which shall have been or will be furnished by the Seller and A&P to the Buyer in connection with the transactions contemplated hereby or as provided pursuant to this Section 4 shall be considered confidential information and treated in accordance with the Confidentiality Agreement (the "Confidentiality Agreement") dated as of June 14, 2002 between the Parent and A&P; provided, however, that notwithstanding the foregoing the Buyer and the Parent shall be entitled to disclose to their lenders and investors a description of the transactions contemplated hereby and the financial terms thereof, provided that they agree to be bound by the same confidentiality principles set forth in the Confidentiality Agreement.
                         4.2. Public Announcements.  The parties
                    agree that any and all public announcements or other public communications concerning this Agreement and the transactions contemplated hereby shall be subject to the prior approval of the Buyer and the Seller; provided that either of them shall have the absolute right to make any public announcement or other public communication that is required pursuant to applicable law or pursuant to any contractual undertaking that requires compliance with the information reporting requirements of the federal or state securities laws and regulations.
               5.   Covenants of the Seller and A&P
                         5.1. Conduct of Business.  From the date
                    hereof and until the Closing Date, and except as contemplated by this Agreement (including, without limitation, the removal of Excluded Inventory and the closure of the Stores to facilitate the Inventory Count and other activities as contemplated by Section 1.7(b)), the Seller shall use its commercially reasonable efforts to conduct the business at the Stores substantially in the same manner as heretofore conducted, including not increasing retail pricing levels beyond those in effect at the date hereof, except in the ordinary course of business and consistent with past practices; provided, however, that Buyer acknowledges that from the earlier of (a) public announcements or public communications,
                    (b) actual knowledge of the pending sale of the Stores, (c) the delivery of the Labor Notices or other notices, (d) the closing or any of the Seller's stores not being transferred to the Buyer, or (e) any other notices, announcements or communications, including, but not limited to, labor contract negotiations and notices relating to the sale or close of the Stores, the Stores may experience a loss of personnel and the Buyer agrees that such loss or any reasonably related consequence of the foregoing shall not be deemed a breach of this Section 5.1. The Buyer further acknowledges and agrees that (i) the failure of the Seller to order inventory for delivery post-Closing, (ii) the removal or closing sale of Excluded Inventory from the Stores prior to the Closing Date, and (iii) the removal of interior and exterior signs and sign facings or other Intangible Property, including Fixed Assets, inventory or any other assets that contain any registered or unregistered trademark or trade name of A&P or any subsidiary thereof, in accordance with
                    Section 1.1(b)(ii), shall not be deemed a breach of this Section 5.1. Notwithstanding the foregoing, Seller may cease operations at any Store which is a Delayed Store, at any time after the Initial Closing.
                         5.2. Absence of Material Changes.  Except
                    as set forth on Schedule 5.2 attached hereto and except as contemplated by this Agreement, from the date hereof and until the Closing Date or the earlier termination of the Agreement, the Seller shall:
          (a) not mortgage, pledge, or subject to any lien, charge or any other encumbrance any of the Assets except in the ordinary course of business and for the Permitted Encumbrances;

          (b) not sell, assign, transfer or remove from the Stores any of the Assets, except for inventory sold in the ordinary course of business;

          (c) continue to perform, on a timely basis, all of its obligations under, and not modify, amend, alter or terminate any of its executory contracts which are listed on Schedules
     2.5 and 2.6; or

          (d) continue to maintain the insurance covering the Assets in effect as of the date of this Agreement.

                         5.3. Satisfaction of Conditions.  The
                    Seller and A&P covenant and agree to use their commercially reasonable efforts to obtain the satisfaction of the conditions specified in this Agreement and to achieve the consummation of the transactions contemplated hereby and to cooperate in good faith with the Buyer and the Parent to resolve any challenges to such transactions.
                         5.4. Employees.  (a)  The Seller shall
                    (i) terminate or relocate all of its employees at the Stores effective as of the Closing Date and (ii) be responsible for and satisfy all amounts owed to employees at the Stores through the Closing Date, including wages, salaries, accrued vacation, severance payments, all obligations or liabilities under any employment, incentive, compensation or bonus agreements, collective bargaining agreements, or other benefits or payments to which the employees at the Stores are otherwise entitled to on account of termination (including WARN Act and similar statutory or regulatory requirements as described below).
(b) The Seller and A& P shall have the responsibility for compliance with the requirements under the Workers Adjustment and Retraining Notification Act, 29 U.S.C. Sections 2101-2109 (the "WARN Act") and any equivalent state statutory or regulatory requirements and shall deliver all notices required to be given under the WARN Act and any equivalent state statutory or regulatory requirements as a result of the transactions contemplated by this Agreement.
                         5.5. Access.  In the event that the Buyer
                    and its agents and representatives shall require access to the Stores prior to the Closing, the Buyer and its agents and representatives shall, in connection with such access, preserve confidentiality, not interfere with the Seller's pre-Closing operations and accomplish such access through coordinated site visits that include representatives of the Seller. The Buyer hereby agrees to indemnify and hold harmless the Seller from and against any loss, liability, damages, costs or expenses incurred by the Seller as a result of the acts or omissions of Buyer's representatives while at the Stores.
                         5.6. No Post-Closing Inventory.  The
                    Seller shall not order any Inventory intended for delivery to any of the Stores after the Closing Date.
                         5.7. Additional Financial Records.  At
                    the Closing (to the extent such information is available at the Closing Date), and in any event within ten (10) days following the Closing Date, Seller will provide to Buyer weekly sales data, by department, for each Store, for all of the fiscal year 2002 and that portion of fiscal 2003 through the Closing Date.
                         5.8. Pharmacy Customer Lists.  Within ten
                    (10) days following the date of this
                    Agreement, the Seller shall deliver to Buyer a list of all customers of the pharmacy businesses in the Stores.
                         5.9. Fixed Assets List.  Within ten (10)
                    days following the date of this Agreement, the Seller shall deliver to Buyer lists of the Fixed Assets of each of the Stores, as reflected by the Seller's most recent records (except to the extent the same has heretofore been provided). Buyer acknowledges that such Fixed Assets lists may not be current, that the actual Fixed Assets located at the Stores and included among the Assets purchased hereunder may differ from such lists, and that Seller and A&P make no representations or warranties regarding the accuracy of such lists.
5.10. Estoppels and SNDA's. (i) Seller will use commercially reasonable efforts to assist Buyer in obtaining estoppel certificates in a form reasonably proposed by Buyer (the "Form Estoppel Certificate") from the landlords under the Leases (the "Landlords"); (ii) with respect to each Lease for which the applicable Landlord declines (either directly or by inaction) to deliver an estoppel certificate in the form of the Form Estoppel Certificate and that requires the Landlord to deliver an estoppel certificate upon request, Seller shall be required to obtain from the applicable Landlord an estoppel certificate with respect to each such Lease in the form contemplated by such Lease (the "Lease Estoppel Certificate"); (iii) with respect to each Lease (a) for which the Landlord declines (either directly or by inaction) to deliver an estoppel certificate in the form of the Form Estoppel Certificate, and (b) that does not require the Landlord to deliver a Lease Estoppel Certificate, the Seller shall not be required to obtain any estoppel certificate; provided that the applicable Landlord does not make an assertion that, if true, would cause a representation or warranty contained in Section 2.5 to be untrue in any material respect (determined without regard to any knowledge qualifications contained in Section 2.5); and (iv) as to each lease encumbered by a lien securing the interests of a Lender to a Landlord the Seller shall be required to obtain customary subordination, non-disturbance and attornment agreements from the current lenders to the Landlords, in favor of Buyer as the assignee of the Leases ("SNDAs"), provided, the Buyer agrees that it will accept existing SNDAs from current Landlord lenders in favor of Seller in the forms reviewed by Buyer; provided that the applicable lender does not assert the invalidity of any such SNDA or that any such SNDA does not run with the land as provided therein or does not for any other reason inure to the benefit of Buyer.
            6.   Covenants of the Buyer and the Parent
                         6.1. Satisfaction of Conditions.  The
                    Buyer and the Parent covenant and agree to use their commercially reasonable efforts to obtain the satisfaction of the conditions specified in this Agreement and to achieve the consummation of the transactions contemplated hereby and to cooperate in good faith with the Seller and A&P to resolve any challenges to such transactions (including, without limitation, labor and employee issues).
6.2. Preservation of Books and Records; Post-Closing Access. From and after the Closing Date, the Buyer and the Parent agree that the Buyer shall preserve and keep those books and records that are among the Assets delivered to it hereunder, for such period of time as may be required, but not longer than three (3) years, and shall make such books and records available to the Seller and A&P as may be reasonably required in connection with any reasonable business purpose. In the event the Buyer wishes to destroy any such books or records at any time after two years from the Closing, the Buyer shall first give thirty (30) days prior notice to the Seller and A&P and A&P, shall have the right at its option and expense, upon prior written notice given to the Buyer within said thirty (30) day period, to take possession of said records within ninety (90) days after the date of the Buyer's notice hereunder.
6.3. Insurance. From and after the Closing Date, the Buyer and the Parent shall maintain in full force and effect insurance policies and insurance contracts that in the Buyer's reasonable judgment are reasonable and adequate to insure the Stores against such risks as may be likely to give rise to any contingent liability of the Seller under any of the Leases or otherwise to any Landlord of the Stores.
6.4. Permits. The Buyer shall promptly following the execution of this Agreement commence using its best efforts to obtain all such licenses, permits and certificates from the applicable federal, state or local authorities as shall be required to consummate the transactions contemplated herein, including without limitation, licenses, permits and certificates relating to liquor, pharmaceutical, WIC, food stamps, cigarettes and tobacco, lottery ticket sales, local occupancy, seller's permits from the Wisconsin Department of Revenue, and retail food sales. Buyer's inability or delay in obtaining such licenses, permits and certificates shall not delay the Closing, except to the extent set forth in
Section 1.6 and Section 1.9.
                         6.5. Accounts Receivable.  The Buyer
                    shall not be under any obligation to collect
                    Accounts Receivable, however, the Buyer shall promptly forward to A&P within ten (10) days after receipt any monies paid to the Buyer on any Accounts Receivable. The Buyer shall furnish information that the Seller may reasonably request from time to time with respect to such receipts of Accounts Receivable.
            7.   Conditions to Obligations of the Buyer
The obligations of the Buyer under this Agreement are subject to the fulfillment, at the Closing Date, of the following conditions precedent, each of which may be waived in writing in the sole discretion of the Buyer:
                         7.1. Compliance with Obligations.  The
                    Seller shall have performed and complied in all material respects with all material obligations under this Agreement required to be performed or complied with by it prior to or at the Closing Date; provided however, that the Seller's inability to transfer all or any portion of the Assets because of the failure of the Buyer to have obtained any permit, license, certificate, authorization or other governmental approvals required in connection with such transfer, shall not be deemed a breach of this Section 7.1.
                         7.2. Corporate Proceedings.  All
                    corporate and other proceedings required to be taken on the part of the Seller to convey, assign, transfer and deliver the Assets shall have been taken.
                         7.3. Consents of Lenders, Lessors and
                    Other Third Parties. The Seller shall have obtained and delivered to the Buyer all consents and approvals of lenders, lessors and other third parties listed on Schedule 7.3 attached hereto, including without limitation, the Landlord estoppel certificates and the SNDAs required to be obtained pursuant to
                    Section 5.10.  If the Landlord estoppel
                    certificates or the SNDAs required to be obtained pursuant to Section 5.10 are not obtained for a specific Store, the Closing for such Store shall be delayed as provided in
                    Section 1.8.
                         7.4. Adverse Proceedings.  No action or
                    proceeding by or before the Federal Trade
                    Commission, the Wisconsin State Attorney
                    General or other similar regulatory authority shall have been instituted or threatened by any governmental body or person whatsoever which shall seek to postpone, cancel or invalidate the transactions contemplated by this Agreement, require the divestiture of the Stores or which might materially adversely affect the right of the Buyer to own or use the Assets after the Closing.
                         7.5. Seller's Representations and
                    Warranties. Subject to Section 1.8 above, each representation and warranty made by Seller in Section 2 hereof shall be true and correct in all material respects on and as of the Closing Date with the same effect as though each such representation and warranty had been made or given on and as of the Closing Date other than representations and warranties made as of a specific date, which shall be true and correct as of such specific date.
                         7.6. Closing Deliveries.  Subject to the
                    terms of this Agreement, the Buyer shall have received at or prior to the Closing each of the following documents:
          (a) the Instrument of Assumption, the Assignments and a bill of sale in a form reasonably satisfactory to the Buyer;

          (b) such instruments of conveyance, assignment and transfer, in form and substance consistent with this Agreement, as shall be appropriate to convey, transfer and assign to, and to vest in, the Buyer, good, clear, record and marketable title to the Assets (subject to the Permitted Encumbrances);

     (c) certificates of good standing or their equivalent for Seller and A&P from the appropriate officials of their states of incorporation and from the Wisconsin Department of Financial Institutions;
          (d) certified copies of the resolutions of the boards of directors of Seller and A&P (and of resolutions adopted by A&P, as the sole shareholder of Seller, if required) authorizing the transactions contemplated by this Agreement; and

          (e) such other documents as the Buyer shall reasonably request.

           8.   Conditions to Obligations of the Seller
Subject to Section 1.6 hereof, the obligations of the Seller under this Agreement are subject to the fulfillment, at the Closing Date, of the following conditions precedent, each of which may be waived in writing at the sole discretion of the Seller:
                         8.1. Compliance with Obligations. The
                    Buyer shall have performed and complied with in all material respects all obligations under this Agreement required to be performed or complied with by it prior to or at the Closing Date.
                         8.2. Corporate Proceedings.  All
                    corporate and other proceedings required to be taken on the part of the Buyer to purchase the Assets and assume the Assumed Liabilities shall have been taken.
                         8.3. Consents of Third Parties.  The
                    Buyer shall have obtained all requisite
                    consents, waivers and approvals of all third parties whose consent or approval is required in order for the Buyer to consummate the transactions contemplated by this Agreement, including, without limitation, those set forth on Schedule 3.2 attached hereto, and such consents, waivers and approvals shall be in full force and effect as of the Closing Date.
                         8.4. Adverse Proceedings.  No action or
                    proceeding by or before the Federal Trade
                    Commission, the Wisconsin State Attorney
                    General or other similar regulatory authority shall have been instituted or threatened by any governmental body or person whatsoever which shall seek to postpone, cancel or invalidate the transactions contemplated by this Agreement or which might affect the right of the Seller to transfer the Assets.
                         8.5. Buyer's Representations and
                    Warranties. Subject to Section 1.8 above, each representation and warranty made by Buyer in Section 2 hereof shall be true and correct in all material respects on and as of the Closing Date with the same effect as though each such representation and warranty had been made or given on and as of the Closing Date other than representations and warranties made as of a specific date, which shall be true and correct as of such specific date.
8.6. Closing Deliveries. The Seller shall have received at or prior to the Closing such documents as the Seller shall reasonably request including, but not limited to:
          (a) the Instrument of Assumption, the Assignments, and the Guarantee executed by Parent;

     (b) certificates of good standing or their equivalent for Buyer and Parent from the appropriate officials of their states of incorporation and from the Wisconsin Department of Financial Institutions;
          (c) certified copies of the resolutions of the boards of directors of Buyer and Parent (and of resolutions adopted by Parent, as the sole shareholder of Buyer, if required) authorizing the transactions contemplated by this Agreement; and

          (d) such other documents as the Seller shall reasonably request.

                       9.   Indemnification
                         9.1. By the Buyer, the Parent, the Seller
                    and A&P. The Buyer and the Parent, jointly and severally, on the one hand, and the Seller and A&P, jointly and severally, on the other hand, each hereby indemnify and hold harmless the other (and their respective affiliates, successors and assigns and, if applicable, their respective officers, directors, employees, agents and heirs) against all claims, damages, losses, liabilities, costs and expenses (including, without limitation, settlement costs and any legal, accounting or other expenses for investigating or defending any actions or threatened actions) (collectively, "Losses") reasonably incurred by the Indemnified Party in connection with each and all of the following:
          (a) any material breach by the Indemnifying Party of any representation or warranty in this Agreement;

          (b) any material breach of any covenant, agreement or obligation of the Indemnifying Party contained in this Agreement or any other agreement, instrument or document contemplated by this Agreement; and

          (c) any material misrepresentation contained in any certificate furnished by the Indemnifying Party pursuant to this Agreement or in connection with the transactions contemplated by this Agreement.

                         9.2A By the Seller and A&P.  The Seller
                    and A&P, on a joint and several basis, further agree to indemnify and hold harmless the Buyer and the Parent (and their affiliates, successors and assigns and its officers, directors, employees and agents) from any and all Losses reasonably incurred by the Indemnified Party, in connection with each and all of the following:
          (a) any claims against, or liabilities, obligations or commitments of, the Seller or against the Assets arising prior to or after the Closing Date and not expressly assumed as an Assumed Liability hereunder;

          (b) any claims against or liabilities, obligations or commitments of, the Seller or A&P as a result of the actions of the Seller contemplated by Section 5.4; and

          (c) any taxes of the Seller (other than taxes subject to the Rent and Tax Adjustment or apportioned among the parties pursuant to Section 13 hereof).

9.2B By the Buyer and the Parent. The Buyer and the Parent, on a joint and several basis, further agree to indemnify and hold harmless the Seller and A&P (and their respective affiliates, successors and assigns and, if applicable, their respective officers, directors, employees, agents and heirs) from any and all Losses reasonably incurred by the Indemnified Party, in connection with each and all of the following:
          (a) the Assumed Liabilities and any claims against, or liabilities, obligations or commitments of, the Buyer or the Parent or against the Assets arising on or after the Closing Date;

          (b) any taxes of the Buyer (other than taxes subject to the Rent and Tax Adjustment or apportioned among the parties pursuant to Section 13 hereof); and

          (c) any Losses of Seller or A&P arising out of the failure to terminate employees on the Closing Date because of the arrangement contemplated by Section 1.6(c) hereof to the extent that such Losses exceed amounts that Seller and A&P would have been responsible for had the arrangement contemplated by Section 1.6(c) not been invoked; provided that in the event Section 1.6(c) is invoked, Seller and A&P will cooperate with Buyer and Parent in taking appropriate steps to comply with the WARN Act and equivalent state laws.

                         9.3. Procedures for Indemnification.
(a) A party seeking indemnification pursuant to Section 9.1, 9.2A or 9.2B (an "Indemnified Party") shall give prompt notice to the party from whom such indemnification is sought (the "Indemnifying Party") of the assertion of any claim or assessment, or the commencement of any action, suit, audit or proceeding, by a third party in respect of which indemnity may be sought hereunder (a
"Third Party Claim"), and will give the Indemnifying Party such information with respect thereto as the Indemnifying Party may reasonably request, but no failure to give such notice shall relieve the Indemnifying Party of any liability hereunder (except to the extent the Indemnifying Party has suffered prejudice thereby). Thereafter, the Indemnified Party shall deliver to the Indemnifying Party, within seven (7) days after the Indemnified
Party's receipt thereof, copies of all notices and documents
(including court papers) received by the Indemnified Party relating to the Third Party Claim. The Indemnifying Party shall have the right, exercisable by written notice to the Indemnified
Party within thirty (30) days of receipt of notice from the Indemnified Party of the commencement of or assertion of any Third Party Claim, to assume the defense of such Third Party Claim, using counsel selected by the Indemnifying Party and reasonably acceptable to the Indemnified Party. Should the Indemnifying Party so elect to assume the defense of a Third Party Claim, the Indemnifying Party will not be liable to the Indemnified Party for legal expenses subsequently incurred by the Indemnified Party in connection with the defense thereof, so long as the Indemnifying
Party is actively defending such Third Party Claim. Regardless of whether the Indemnifying Party elects to assume the defense of any such Third Party Claim, so long as the Indemnifying Party shall have paid all documented costs and expenses of the Indemnified
Parties that are indemnifiable hereunder (and that are not in dispute in good faith) relating to the applicable Third Party
Claim, the Indemnified Party shall not admit any liability with respect to, or settle, compromise or discharge, such Third Party
Claim without the Indemnifying Party's prior written consent, such consent not to be unreasonably withheld.
(b) The Indemnifying Party or the Indemnified Party, as the case may be, shall in any event have the right to participate, at its own expense, in the defense of any Third Party Claim which the other is defending. The Indemnifying Party shall bear the reasonable fees, costs and expenses of separate counsel of the Indemnified Party if: (i) the use of counsel chosen by the Indemnifying Party to represent the Indemnified Party would present such counsel with a conflict of interest, such conflict of interest is not remedied by waiver and the Indemnifying Party does not or cannot choose another counsel without a conflict of interest, (ii) the Indemnifying Party shall not have employed counsel reasonably satisfactory to the Indemnified Party to represent the Indemnified Party within a reasonable time after notice of the institution of such claim, or (iii) the Indemnifying party shall authorize the Indemnified Party to employ separate counsel at the Indemnifying Party's expense.
(c) The Indemnifying Party, if it shall have assumed the defense of any Third Party Claim in accordance with the terms hereof, shall have the right, upon thirty (30) days prior written notice to the Indemnified Party, to consent to the entry of judgment with respect to, or otherwise settle such Third Party Claim provided the Indemnifying Party satisfies and discharges such judgment or settlement unless (i) the Third Party Claim involves equitable or other non-monetary damages or (ii) in the reasonable judgment of the Indemnified Party such settlement would have a continuing material adverse effect on the Indemnified Party's or any of its affiliates' businesses (including any material impairment of its relationships with customers and suppliers), in which case such settlement only may be made with the written consent of the Indemnified Party, which consent shall not be unreasonably withheld.
(d) Whether or not the Indemnifying Party chooses to defend or prosecute any claim involving a third party, all the parties hereto shall cooperate in the defense or prosecution thereof and shall furnish such records, information and testimony, and attend such conferences, discovery proceedings, hearings, trials and appeals as may be reasonably requested in connection therewith.
Such cooperation shall include access during normal business hours afforded to the Indemnifying Party to, and reasonable retention by the Indemnified Party of, records and information which are reasonably relevant to such Third Party Claim, and making employees available on a mutually convenient basis to provide additional information and explanation of any material provided hereunder, and the Indemnifying Party shall reimburse the Indemnified Party for all its reasonable out-of-pocket expenses in connection therewith.
                         9.4. Payment of Indemnification
                    Obligation. All indemnification by the Buyer, the Parent, the Seller or A&P hereunder shall be effected by payment of cash or delivery of a cashier's or certified check in the amount of the indemnification liability.
                         9.5. Survival; Claims for
                    Indemnification. All covenants, agreements and obligations made by the parties herein or in any instrument or document furnished in connection herewith shall survive the Closing and any investigation at any time made by or on behalf of the parties indefinitely, unless otherwise provided herein. All representations and warranties of the parties shall expire on the first anniversary of the Closing Date, except for claims, if any, asserted in writing prior to such date, which shall survive until finally resolved and satisfied in full and except for claims relating to taxes, which shall survive until the end of the applicable statute of limitations. All claims and actions for indemnity pursuant to this Section 9 for breach of any representation or warranty shall be asserted or maintained in writing by a party hereto on or prior to the expiration of the first anniversary of the Closing Date.
                         9.6. Damages and Related Matters.
(a) In calculating any amounts payable to a party seeking indemnification under Section 9.1, 9.2A or 9.2B, the Indemnifying
Party shall receive credit for (x) any reduction in actual tax liability as a result of the facts giving rise to the claim for indemnification, and (y) any insurance recoveries.
(b) The Seller and A&P, on the one hand, and the Buyer and the Parent, on the other hand, shall have no liability under Section
9.1(a) unless the aggregate amount of all Losses to the Seller and A&P, on the one hand, and the Buyer and the Parent, on the other hand (in each case including their respective affiliates, successors and assigns and, if applicable, their respective officers, directors, employees and agents), for all claims arising under Section 9.1(a) exceeds Two Hundred Thousand Dollars
($200,000) and, in such event, the Seller and A&P, on the one hand, and the Buyer and the Parent, on the other hand, shall be required to pay only the amount by which such aggregate amount of Losses exceeds Two Hundred Thousand Dollars ($200,000); provided that in no event shall the Seller and A&P, on the one hand, or the Buyer and the Parent, on the other hand, have an aggregate liability for indemnification under Section 9.1(a) in excess of Two Million Seven Hundred Thousand Dollars ($2,700,000). For the purposes of this Section 9.6(b), the Seller and A&P shall be treated as a single Indemnifying Party and the Buyer and the Parent shall be treated as a single Indemnifying Party.
(c) The parties agree that the provisions of this Section 9 can be specifically enforced in a court of competent jurisdiction.
Apart from such right to specific enforcement, the indemnification provided for in this Section 9 shall, except as set forth below, from and after the Closing, be the sole remedy for any of the matters referred to herein. Notwithstanding the foregoing, the purchase price adjustments contained in Section 1.7 shall be the sole remedies for the covenants, representations and warranties contained in Section 1.7. For further clarification, to the extent that events, occurrences or facts shall arise or be discovered which give a party the right to an adjustment pursuant to Section 1.7, Section 1.7, and not this Section 9, shall control and be the exclusive remedy for such party arising out of such facts, events or circumstances.
(d) Any indemnification payments made by the parties pursuant to this Section 9 shall be treated by the parties for tax purposes as adjustments to the purchase price unless otherwise required by applicable law.
                           10.  Casualty
The parties agree that from the date hereof and until the Closing:
10.1. Damage. (a) If destruction, loss or damage by fire or other casualty to any Store occurs between the date hereof and the Closing to the extent that the operation of a Store ceases (a "Damage"), the Buyer shall have the right, subject to paragraph
(b) below, to either (i) terminate this Agreement as to such Store, in which event the Base Purchase Price shall be reduced by that portion of the Base Purchase Price attributable to such Store as set forth on Schedule 1.5 attached hereto; or (ii) take possession of such Store at the Closing of such Store and, except to the extent the Seller has, or has caused to be, repaired such Store prior to such Closing, the Seller shall assign to the Buyer
(or to the landlord if required by the applicable Lease) any right it has to any unexpected insurance proceeds relating to such Damage (with the Seller responsible for any deductible payable under the insurance policy covering such Damage). The Buyer and the Parent acknowledge and agree that no adjustment to the Base Purchase Price shall occur if the Buyer takes possession of the damaged Store pursuant to the preceding clause (ii).
(b) Notwithstanding the preceding paragraph (a), Buyer shall not be entitled to elect to terminate this Agreement as to the damaged Store as contemplated in clause (i) of paragraph (a) above if all of the following conditions are satisfied at or prior to the Closing for such Store: (i) the applicable Lease obligates the applicable Landlord to rebuild or restore, or the tenant has the right to rebuild or restore, the applicable Store and the applicable Landlord has not asserted that it will not rebuild or restore or permit the rebuilding or restoration of the applicable
Store or that it will terminate or seek to terminate the Lease,
(ii) a casualty insurance policy is in effect with respect to such Store in accordance with the applicable Lease and the applicable insurance carrier has not asserted that it is denying coverage provided by the policy, and (iii) the applicable SNDA, if any, permits the application of insurance proceeds to the rebuilding or restoration of the applicable Store and the applicable lender has not asserted that the proceeds are not to be permitted to be applied for such purpose. In the event of Damage resulting in the application of the preceding sentence, Seller shall bear full responsibility for (i) the replacement cost of Fixed Assets destroyed or repair cost of Fixed Assets damaged pursuant to such Damage and (ii) in the ease of an applicable casualty insurance policy for less than full replacement value, an amount equal to full replacement value less the amount of coverage under such policy.
                         10.2.     Condemnation. (a)  In the event
                    that ten percent (10%) or more of a Store parking lot or ten percent (10%) or more of a Store is taken in condemnation or by the exercise of eminent domain prior to the Closing for such Store, the Buyer shall have the right to terminate this Agreement as to such Store, in which event the Base Purchase
                    Price shall be reduced by that portion of the Base Purchase Price attributable to the applicable Store as set forth on Schedule 1.5 attached hereto.
(b) In the event that less than ten percent (10%) of a Store parking lot or less than ten percent (10%) of a Store is taken in condemnation or by the exercise of eminent domain prior to the respective Closing for such Store, the Buyer shall take possession of such Store or any portion thereof and close on such Store and the Seller shall assign to the Buyer any right it has to any condemnation award relating to such condemnation (it being understood that no adjustment to the Base Purchase Price shall occur as a result thereof). The Seller shall not settle any condemnation proceeding relating to a Store without the Buyer's prior consent (which consent shall not be unreasonably withheld).
                         11.  Post-Closing Agreements
                         11.1.     Non-Competition Agreement.
(a) For a period of three years after the Closing Date, neither the Seller nor any person controlling, controlled by, or under common control with the Seller (including A&P and any persons controlled by A&P) (each, an "Affiliate") shall engage, nor lease any real estate to any other party for use by such party in, any business primarily involving the retail sale through retail stores of groceries ("Competing Business") in Dane County, Wisconsin in competition with Buyer; provided, however, that the leasing or subleasing of the real property located at 2525 E. Washington
Avenue, Madison, Wisconsin by the Seller or its Affiliates to a Competing Business, shall not be deemed a breach of this Section
11.1.
(b) The parties hereto agree that the duration and geographic scope of the non-competition provision set forth in this Section
11.1 are reasonable. In the event that any court determines that the duration or the geographic scope, or both, are unreasonable and that such provision is to that extent unenforceable, the parties hereto agree that the provision shall remain in full force and effect for the greatest time period and in the greatest area that would not render it unenforceable.
                         11.2.     Sharing of Data.
(a) The Seller and A&P shall have the right for a period of three years following the Closing Date to have reasonable access to such books, records and accounts, including financial and tax information, correspondence, production records and other similar information as are transferred to the Buyer pursuant to the terms of this Agreement for the purpose of concluding its business relating to the Assets and for complying with its obligations under applicable securities, tax, environmental or other laws and regulations. The Buyer shall have the right for a period of three years following the Closing Date to have reasonable access to those books, records and accounts, including financial and tax information, correspondence, employment records and other records which are retained by the Seller pursuant to the terms of this Agreement to the extent that any of the foregoing relates to the Assets or is otherwise needed by the Buyer in order to comply with its obligations under applicable securities, tax, environmental, employment or other laws and regulations. If the Seller or the Buyer wishes to dispose of or destroy any such books and records after the foregoing time periods, such party shall first give reasonable prior written notice to the other party, and such other party shall have the right, at its option and expense, to take possession of the books and records within a reasonable period of time after receiving such written notice.
(b) The Seller and the Buyer agree that from and after the Closing Date they shall cooperate fully with each other, at the Buyer's cost, to facilitate the transfer of the Assets from the Seller to the Buyer and the operation thereof by the Buyer.
                         11.3.     Cooperation in Litigation.
                    Each party hereto will fully cooperate with the other in the defense or prosecution of any litigation or proceeding already instituted or which may be instituted hereafter against or by such party relating to or arising out of the conduct of the business of the Seller prior to or after the Closing Date (other than litigation arising out the transactions contemplated by this Agreement). The party requesting such cooperation shall pay the out-of-pocket expenses (including legal fees and disbursements) of the party providing such cooperation and of its officers, directors, employees and agents reasonably incurred in connection with providing such cooperation, but shall not be responsible to reimburse the party providing such cooperation for such party's time spent in such cooperation or the salaries or costs of fringe benefits or similar expenses paid by the party providing such cooperation to its officers, directors, employees and agents while assisting in the defense or prosecution of any such litigation or proceeding.
                         11.4.     Gift Certificates.  Buyer shall
                    continue to honor for redemption any gift certificates issued by Seller (from any of its stores, including those other than the Stores) for a period of six (6) months following the Closing Date, at which time Buyer shall deliver to Seller an accounting of all such gift certificates redeemed, and Seller shall reimburse Buyer for the amounts thereof within ten (10) days following Seller's receipt of such accounting. Buyer's accounting pursuant to this Section 11.4 shall be deemed to be a representation and warranty by Buyer to Seller for indemnification purposes under Section
                    9.1(a).
                   12.  Termination of Agreement
                         12.1.     Termination by Lapse of Time.
                    Subject to Section 1.8. this Agreement shall terminate at 5:00 p.m., Madison, Wisconsin time, on June 30, 2003, if the Closing contemplated hereby shall not have been consummated.
                         12.2.     Termination by Agreement of the
                    Parties. This Agreement may be terminated by the mutual written agreement of the parties hereto. In the event of such termination by agreement, the Buyer and the Parent shall have no further obligation or liability to the Seller or A&P under this Agreement, and the Seller and A&P shall have no further obligation or liability to the Buyer or the Parent under this Agreement.
                         12.3.     Termination by Reason of
                    Breach.  Subject to Section 1.8, this
                    Agreement may be terminated by the Seller, if at any time prior to the Closing there shall occur a material failure by the Buyer to perform its obligations hereunder, and may be terminated by the Buyer, if at any time prior to the Closing there shall occur a material failure by the Seller to perform its obligations hereunder provided, however, that such termination shall be preceded by 30 days prior written notice given to the non-terminating party and shall provide for a reasonable opportunity to cure such failure; provided, further, the circumstances giving rise to the operation of Section 1.6 (b) and
                    (c) and Section 1.8 shall not constitute a material failure unless there is a violation of any other provision of this Agreement which caused the operation of such Sections. Notwithstanding anything to the contrary contained herein, the Buyer agrees that a failure on the Buyer's part to consummate the purchase of the Stores as contemplated by this Agreement will cause irreparable harm to Seller and that monetary damages alone will not be a sufficient remedy for any breach or termination of this Agreement, and that in addition to all other remedies the Seller shall be entitled to specific performance and injunctive or other equitable relief as a remedy for any such breach or termination, and the Buyer waives the securing or posting of any bond in connection with such remedy. Such relief shall be in addition to and not in lieu of any other remedies that may be available, including an action for the recovery of damages.
                     13.  Certain Tax Matters.
(a)  All sales, use, real estate transfer and other similar taxes
(and any interest, penalties and other additions to such taxes and or any related costs or expenses) under Wisconsin law, and all governmental charges, if any, upon the sale or transfer of any of the Assets hereunder shall be borne equally by the Seller and the Buyer. The Seller, A&P, the Buyer and the Parent each covenant to use commercially reasonable efforts to consummate the transactions contemplated hereby in a manner that minimizes or avoids, if possible, taxes of the type contemplated by this Section 13.
(b) At the Closing, the Seller and the Buyer shall deliver to each other such properly completed resale exemption certificates and other similar certificates or instruments as are reasonably requested by the parties to claim available exemptions from the payment of sales, transfer, use or other similar taxes under applicable law.
14. Brokers. Except as disclosed on Schedule 14, the Seller, A&P, the Buyer and the Parent each represent and warrant that they have not engaged any broker or finder or incurred any liability for brokerage fees, commissions or finder's fees in connection with the transactions contemplated by this Agreement. The Seller, A&P, the Buyer and the Parent each agree to indemnify and hold harmless the others against any claims or liabilities asserted against any of them by any person acting or claiming to act as a broker or finder on behalf of such person.
                           15.  Notices
Any notices or other communications required or permitted hereunder shall be sufficiently given if delivered personally or sent by telex, federal express or other nationally recognized overnight courier, registered or certified mail, postage prepaid, addressed as follows or to such other address of which the parties may have given notice:
          To the Buyer or
          the Parent: c/o Roundy's, Inc.
                      23000 Roundy Drive
                      Pewaukee, Wisconsin 53072
                      Attn:  Edward G. Kitz, Vice President and
                      Secretary

          With a copy to:  Whyte Hirschboeck Dudek S.C.
                      111 East Wisconsin Avenue, Suite 2100
                      Milwaukee, Wisconsin 53202
                       Attn: John F. Emanuel

          To the Seller or
          A&P:        c/o  The Great Atlantic & Pacific
                             Tea Company, Inc.
                      2 Paragon Drive
                      Montvale, New Jersey 07645
                      Attn:  Chief Financial Officer
                      Copy: General Counsel

          With a copy to:  Cahill Gordon & Reindel
                      80 Pine Street
                      New York, New York  10005
                      Attn:  Gary A. Brooks, Esq.

Unless otherwise specified herein, such notices or other communications shall be deemed received on (a) the date delivered (or on which delivery is refused), if delivered personally, (b) the business day following delivery to an overnight courier, if sent by overnight courier, or (c) the date of actual receipt, if sent by any other method.

                   16.  Consent to Jurisdiction
The Buyer, the Seller, A&P and the Parent each irrevocably submit to the exclusive jurisdiction of (a) the state courts of the State of Wisconsin, county of Dane, and (b) the United States District Court for the Western District of Wisconsin, for the purposes of any suit, action or other proceeding arising out of this Agreement or any transactions contemplated hereby.
                    17.  Successors and Assigns
This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Buyer, the Seller, A&P and the Parent may not assign their respective rights or obligations hereunder without the prior written consent of the Buyer, in the case of an assignment by the Seller or A&P, or the Seller, in the case of an assignment by the Buyer or the Parent. Any assignment in contravention of this Section shall be void.
      18.  Entire Agreement; Amendments; Attachments; Waivers
(a) This Agreement, all Schedules and Exhibits hereto, all agreements and instruments to be delivered by the parties pursuant hereto and the Confidentiality Agreement represent the entire understanding and agreement between the parties hereto with respect to the subject matter hereof and supersede all prior oral and written and all contemporaneous oral negotiations, commitments and understandings between such parties. The Buyer, the Seller, A&P and the Parent may amend or modify this Agreement, in such manner as may be agreed upon, by a written instrument executed by the Buyer, the Seller, A&P and the Parent.
(b) If the provisions of any Schedule or Exhibit to this Agreement are inconsistent with the provisions of this Agreement, the provision of the Agreement shall prevail. The Exhibits and Schedules attached hereto or to be attached hereafter are hereby incorporated as integral parts of this Agreement. Any matter disclosed on any Schedule to this Agreement shall be deemed to have been disclosed on all other Schedules to this Agreement to the extent applicable thereto.
(c) Waiver of any term or condition of this Agreement by any party shall be effective if in writing and shall not be construed as a waiver of any subsequent breach or failure of the same term or condition, or a waiver of any other term of this Agreement. No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.
                           19.  Expenses
Except as otherwise expressly provided herein, the Buyer, the Seller, A&P and the Parent shall each pay their own expenses in connection with this Agreement and the transactions contemplated hereby.
                 20.  No Third Party Beneficiaries
This Agreement is for the sole benefit of the parties hereto and their permitted assigns and nothing herein expressed or implied shall give or be construed to give to any person or entity, other than the parties hereto and such assigns, any legal or equitable rights hereunder.
                        21.  Governing Law
This Agreement shall be governed by and construed in accordance with the internal laws of the State of Wisconsin applicable to agreements made and to be performed entirely within the State of Wisconsin, without regard to the conflicts of law principles thereof.
                       22.  Section Headings
The section headings are for the convenience of the parties and in no way alter, modify, amend, limit or restrict the contractual obligations of the parties.
                         23.  Severability
The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.
                         24.  Counterparts
This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original, but all of which shall be one and the same document.
               25.  Terms Defined in This Agreement.
The following capitalized terms used herein are defined in the indicated sections.
Accounts Receivable                         1.1(b)(iv)
Affiliate                                   11.1(a)
A&P                                         First Paragraph
Assets                                      1.1(c)
Assignment                                  1.4(b)
Assumed Contract                            2.6(b)(i)
Assumed Liabilities                         1.4(a)
Base Purchase Price                         1.3(a)
Buyer                                       First Paragraph
Cash Consideration                          1.3(a)
Closing                                     1.1(a)
Closing Date                                1.6
Commitment                                  3.5(c)
Competing Business                          11.1(c)
Confidentiality Agreement                   4.1
Contract Rights                             1.1(a)(iii)
Contracts                                   2.6(a)
Damage                                      10.1(a)
Delayed Liquor Closing                      1.6(b)
Delayed Pharmacy Closing                    1.6(c)
Delayed Store                               1.8
Encumbrances                                2.3(a)
Environmental Laws                          2.7(b)(iii)
Excluded Assets                             1.1(b)(xvii)
Excluded Inventory                          1.1(b)(iii)
Fee Encumbrances                            2.3(c)
Fixed Assets                                1.1(a)(v)
Form Estoppel Certificate                   5.10
Governmental Entity                         2.8
Guarantee                                   1.4(c)
Hazardous Substance                         2.7(b)(iv)
Indemnified Party                           9.3(a)
Indemnifying Party                          9.3(a)
Initial Closing                             1.8
Instrument of Assumption                    1.4(a)
Intangible Property                         1.1(b)(i)
Inventory                                   1.1(a)(i)
Inventory Count                             1.7(b)(i)
Inventory Date                              1.7(b)(i)
Inventory Service                           1.7(b)(i)
Inventory Valuation                         1.7(b)(ii)
Landlords                                   5.10
Lease Estoppel Certificate                  5.10
Leases                                      2.5(a)
License Agreement                           1.1(b)(i)
Liquor Inventory                            1.6(b)
Liquor Valuation                            1.6(b)
Losses                                      9.1
Material Adverse Effect                     2.2
Parent                                      First Paragraph
Permitted Encumbrances                      2.3(c)
Pharmacy Assets                             1.9
Pharmacy Assignee                           1.9
Pharmacy Business                           1.6(c)
Pharmacy Inventory                          1.6(c)
Pharmacy Inventory Valuation                1.6(c)
Rent and Tax Adjustment                     1.7(a)(i)
Seller                                      First Paragraph
SNDAs                                       5.10
Store                                       2.5(a)
Subsequent Closing                          1.8
Supplies                                    1.1(a)(ii)
Taxes                                       1.1(b)(xii)
Third Party Claim                           9.3(a)
WARN Act                                    5.4(b)

                           (end of page)

IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto as of and on the date first above written.
                              KOHL'S FOOD STORES, INC.


                              By:
                                 Name:
                                 Title:


                              THE GREAT ATLANTIC & PACIFIC TEA COMPANY,
                                INC.


                              By:
                                 Name:
                                 Title:


                              THE COPPS CORPORATION


                              By:
                                 Name:
                                 Title:


                              ROUNDY'S, INC.


                              By:
                                 Name:
                                 Title:





LIST OF OMITTED EXHIBITS AND SCHEDULES TO ASSET PURCHASE AGREEMENT DATED FEBRUARY 21, 2003, BY AND AMONG ROUNDY'S, INC., THE COPPS CORPORATION, KOHL'S FOOD STORES, INC. AND THE GREAT ATLANTIC & PACIFIC TEA COMPANY, INC.

                     Exhibits

A     - Form of Assignment and Assumption Agreement
B     - Form of Guarantee


Schedules

1.1(b)(xvi)         -    Excluded Assets
1.5       -    Allocation of Purchase Price
1.6(c)    -    Delayed Pharmacy Closing
1.7(b)    -    Inventory Procedures and Valuation
2.2       -    Seller Consents, Waivers and Approvals
2.3       -    Encumbrances
2.5       -    Stores and Leases
2.6       -    Contracts
2.7(a)    -    Permits
2.8       -    Claims, Litigation, Disputes
3.2       -    Buyer Consents, Waivers and Approvals
3.3       -    Regulatory Approvals
5.2       -    Material Changes
7.3       -    Consents of Lenders, Lessors and Other Third
Parties
14        -    Brokers



THE ABOVE-DESCRIBED EXHIBITS AND SCHEDULES ARE OMITTED FROM THIS FILING PURSUANT TO ITEM 601(B)(2) OF REGULATION S-K. THE REGISTRANT, ROUNDY'S, INC. HEREBY AGREES TO FURNISH A COPY OF SUCH EXHIBITS AND SCHEDULES TO THE COMMISSION UPON REQUEST.