Form 10-Q
period 2003-06-28
ROUNDYS INC
filed 2003-08-08
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 28, 2003
                                    -------------

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________ to _______________ Commission file number: 002-94984
                              ---------

                            Roundy's, Inc.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
 ------------------------------               -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     23000 Roundy Drive
      Pewaukee, Wisconsin                          53072
---------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (262)953-7999
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
Yes  X    No
    ---      ----

Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)  Yes      No  X
                                             ----    ----

As of August 8, 2003 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corp. ("RAC").
RAC is controlled by the Willis Stein Funds (as defined in Note 2 to the financial statements contained in this report) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.







                            ROUNDY'S, INC.

                               FORM 10-Q

                  For the period ended June 28, 2003

                                 INDEX


                                                               Page No.

                      PART I. - Financial Information

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                   1

              Consolidated Balance Sheets                         2

              Consolidated Statements of Cash Flows               3

              Notes to Unaudited Consolidated Financial           4
              Statements

Item 2.       Management's Discussion and Analysis of             13
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Discussion about       22
              Market Risk

Item 4.       Controls and Procedures                             22

                       PART II. - Other Information

Item 1.       Legal Proceedings                                   23

Item 2.       Changes in Securities and Use of Proceeds           23

Item 3.       Defaults Upon Senior Securities                     23

Item 4        Submission of Matters to a Vote of Security
              Holders                                             23

Item 5.       Other Information                                   23

Item 6.       Exhibits and Reports on Form 8-K                    23

SIGNATURES                                                        24


EXHIBIT INDEX                                                     25


PART I.  Item 1.    FINANCIAL STATEMENTS



                                 ROUNDY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                Successor         Predecessor  Successor Predecessor
                            -------------------   -----------  ---------- ---------
                            Thirteen    June 7,    March 31,   Twenty-six  December
                             Weeks       2002        2002        Weeks     30, 2001
                             Ended        to          to         Ended          to
                            June 28,    June 29,   June 6,      June 28,    June 6,
                              2003        2002       2002         2003         2002
                            --------    --------   ----------  ---------  ---------
Revenues:
Net sales and service fees  $985,044   $ 225,820  $ 673,505  $1,872,140  $1,545,647
Other - net                      561         161        307       1,298         694
                             -------     -------    --------  ---------   ---------
                             985,605     225,981    673,812   1,873,438   1,546,341
                             -------     -------    --------  ---------   ---------

Costs and Expenses:
Cost of sales                784,300     184,871    555,906   1,495,335   1,271,228
Operating and
  administrative             166,943      32,666    102,110     311,654     235,607
SARS and other termination costs                      7,400                   7,400
Interest
   Interest                    9,639       2,375      2,418      19,516       6,144
   Amortization of deferred
     financing costs             809          11        874       1,628         969
   Interest rate swap termination
     costs                                            6,652                   6,652
                             --------    --------   --------  ----------  ---------
                             961,691     219,923    675,360   1,828,133   1,528,000
                             --------    --------   --------  ----------  ---------

Income Before Income Taxes    23,914       6,058     (1,548)     45,305      18,341

Provision for Income Taxes     9,566       2,484       (742)     18,122       7,413
                             -------     --------   -------    --------     -------

Net Income                $   14,348    $  3,574   $   (806)  $  27,183   $  10,928
                              ======     =======    ========   ========     =======


See notes to unaudited consolidated financial statements.




                              ROUNDY'S, INC.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                                   Successor
                                             -----------------------
                                             June 28,    December 28,
                  Assets                         2003        2002
                                             ----------  -----------
                                            (Unaudited)

Current Assets:
  Cash and cash equivalents                 $ 50,780     $ 139,778
  Notes and accounts receivable, less
   allowance for losses of $5,365 and $5,577,
   respectively                               73,303        87,344
  Merchandise inventories                    269,976       236,465
  Prepaid expenses                             7,297         9,756
  Deferred income tax benefits                16,169        15,871
                                             -------       --------
    Total current assets                     417,525       489,214
                                             -------       --------
Property and Equipment - Net                 308,569       214,548

Other Assets:
  Deferred income tax benefits                25,938        25,231
  Notes receivable, less allowance for
    losses of $1,475                           2,804         3,523
  Other assets - net                          90,917        91,344
  Goodwill                                   623,543       556,894
                                            --------      --------
    Total other asset                        743,202       676,992
                                            --------      --------
Total assets                              $1,469,296   $ 1,380,754
                                           =========     =========

   Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                        $  261,393    $  240,845
  Accrued expenses                           139,406       137,416
  Current maturities of long-term debt         3,627         2,961
  Income taxes                                 8,120        13,370
                                             -------       -------
    Total current liabilities                412,546       394,592
                                             -------       -------

Long-Term Debt                               593,867       559,824
Other Liabilities                            100,742        91,380
                                           ---------     ---------
    Total liabilities                      1,107,155     1,045,796
                                           ---------     ---------
Shareholders' Equity:
  Common stock (1,000 shares issued and
    outstanding at $0.01 par value)
  Additional paid-in capital                 314,500       314,500
  Retained earnings                           47,641        20,458
                                             -------       -------
    Total shareholders' equity               362,141       334,958
                                             -------       -------
  Total liabilities and shareholders'
   equity                                 $1,469,296   $ 1,380,754
                                           =========     =========


See notes to unaudited consolidated financial statements.

                              ROUNDY'S, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)


                                                Successor         Predecessor
                                             -------------------  -----------
                                            Twenty-six   June 7,  December 30,
                                              Weeks       2002      2001
                                              Ended        to        to
                                             June 28,    June 29,  June 6,
                                               2003       2002      2002
                                             --------   -------   ----------
Cash Flows From Operating Activities:
  Net income                                $ 27,183    $3,574    $ 10,928
  Adjustments to reconcile net income to
   net cash flows provided by operating
   activities:
    Depreciation and amortization,
      including deferred financing costs      22,250     3,200      18,670
    Loss (gain) on sale of property and
      equipment                                                         41
    Deferred income taxes                      2,715       294      (2,268)
  Changes in operating assets and
    liabilities, net of the effect
    of business acquisitions:
     Notes and accounts receivable            15,512     7,884      (7,079)
     Merchandise inventories                  (3,113)   (5,469)     13,767
     Prepaid expenses                          3,787     2,127       1,743
     Other assets                             (5,760)   (1,741)     (1,371)
     Accounts payable                         11,746    (1,265)    (27,541)
     Accrued expenses                         (2,870)      362      18,062
     Income taxes                             (5,250)     (485)     19,731
     Other liabilities                            62    (1,556)        161
                                              ------    ------      ------
  Net cash flows provided by operating
     activities                               66,262     6,925      44,844
                                              ------     ------     ------
Cash Flows From Investing Activities:
  Capital expenditures                       (22,664)   (4,731)    (10,642)
  Proceeds from sale of property and
   equipment and other assets                     37        70         478
  Acquisition consideration                           (539,996)
  Payment for business acquisitions net of
    cash acquired                           (131,387)
  Decrease in notes receivable, net              719        230        879
  Net cash flows used in investing          ---------  --------     -------
   activities                               (153,295) (544,427)     (9,285)
                                            ---------  --------     -------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                    475,000
  Settlement of interest rate swap
    liability                                            (6,652)
  Debt issuance costs                           (506)   (23,022)
  Contributed capital                                   314,500
  Payments of debt                            (1,459)   165,939)   (48,618)
  Common stock purchased                                               (56)
                                             --------   ---------   -------
  Net cash flows provided by (used in)
   financing activities                       (1,965)   593,887    (48,674)
                                              --------  --------    ------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                 (88,998)   56,385     (13,115)

Cash and Cash Equivalents, Beginning of
  Period                                      139,778                45,516
                                              --------    -------   -------
Cash and Cash Equivalents, End of Period     $ 50,780  $  56,385  $  32,401
                                              ========    =======   =======

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                   $  21,080  $   531    $  6,351
  Income taxes                                  21,516                1,872

See notes to unaudited consolidated financial statements.



                              ROUNDY'S, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements as of June 28, 2003, and for the three-month and six-month periods ended June 28, 2003 (successor) and the period from March 31, 2002 to June 6, 2002 (predecessor), the period from June 7, 2002 to June 29, 2002 (successor) and the period from December 30, 2001 to June 6, 2002 (predecessor) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the year ended December 28, 2002. The results of operations for the three-month and six-month periods ended June 28, 2003 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2004. For purposes of comparison, the results of operations for the period June 7, 2002 to June 29, 2002 will be combined with the results of operations of Roundy's for the period March 31, 2002 to June 6, 2002 and then compared to the results of operations of Roundy's for the thirteen weeks ended June 28, 2003. For purposes of comparison, the results of operations for the period June 7, 2002 to June 29, 2002 will be combined with the results of operations of Roundy's for the period December 30, 2001 to June 6, 2002 and then compared with the results of operations of Roundy's for the twenty-six weeks ended June 28, 2003.

2.  TRANSACTIONS

Transactions - On June 6, 2002, all of the issued and outstanding capital stock of Roundy's, Inc. ("Roundy's" or the "Company") was purchased by Roundy's Acquisition Corp. ("RAC") from its former owners. This purchase is referred to throughout these financial statements as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors.

Purchase Accounting - The acquisition of Roundy's by RAC was accounted for as a purchase. As a result, all financial statements for periods subsequent to June 6, 2002, the date the Transactions were consummated, reflect the new reporting entity after adjustment of the carrying value of assets and liabilities to their fair values as of June 7, 2002.

Predecessor/Successor - For purposes of the financial statement presentation set forth herein, the Predecessor Company refers to the Company prior to the consummation of the Transactions and Successor Company refers to the Company after the consummation of the Transactions.

3.  ACQUISITIONS

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million (the "Prescott's Acquisition"). Prescott's primarily owned and operated seven licensed Pick 'n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of approximately $44.0 million resulted from the acquisition which was accounted for as a purchase. The transaction closed on January 21, 2003 and the operating results of Prescott's are included in the consolidated statements of income after this date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

In April 2003, the Company acquired seven Kohl's grocery stores in the Madison area from The Great Atlantic & Pacific Tea Company, Inc. ("A & P") for approximately $19.0 million in cash for the non-inventory assets plus net payments of approximately $1.1 million for acquired inventory (the "Copps Madison Acquisition"). Goodwill of approximately $15.0 million resulted from the acquisition, which was accounted for as a purchase. In May 2003, the Company converted six stores to Copps stores and consolidated the volume of the seventh store into an existing Company-owned Copps store. These six new Copps stores opened in late May and early June 2003. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

In June 2003, the Company acquired 32 Rainbow Foods Stores ("Rainbow") from Fleming Companies, Inc. ("Fleming"). The Company paid approximately $103.3 million consisting of (i) $67.1 million in cash ($44.3 million plus $22.8 million for usable store level inventory) and (ii) the assumption of $36.2 million of capitalized leases. The Company sold the one store located outside the Minneapolis-St. Paul metropolitan area (located near Wausau, Wisconsin) to an independent licensed Pick 'n Save operator in the area. Collectively these transactions are referred to throughout these financial statements as the "Rainbow Minneapolis Acquisition." Goodwill of approximately $7.0 million resulted from the acquisition, which was accounted for as a purchase. The Rainbow Minneapolis Acquisition closed on a rolling schedule from June 7 to June 27, 2003 and the operating results of each acquired store are included in the consolidated statements of income after each store's respective closing date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

The proforma effect of the 2003 acquisitions was not material.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Emerging Issues Task Force Issue No. 02-16 (EITF 02-
16), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," effective December 29, 2002. Pursuant to EITF 02-16, vendor consideration related to vendor funded coupons and certain advertising and other programs have been reclassified in the consolidated statements of income and prior periods have also been consistently reclassified. Specifically, vendor funded coupon reimbursements, previously considered part of net sales at the point of sale, are now reflected as a reduction to cost of sales. Accordingly, $10.4 million and $7.7 million of such reimbursements in second quarter 2003 and second quarter 2002, respectively, and $20.4 million and $15.8 million for the six months ended June 28, 2003 and June 29, 2002, respectively, have been classified as a reduction in cost of sales with a corresponding decrease in net sales. Vendor reimbursements previously classified as offsets to advertising and other expenses, have now also been reflected as reductions in cost of sales pursuant to EITF 02-16. Accordingly, $9.8 million and $8.0 million of such reimbursements in second quarter 2003 and second quarter 2002, respectively, and $19.3 million and $15.4 million for the six months ended June 28, 2003 and June 29, 2002, respectively, have been classified as a reduction in cost of sales with a corresponding increase in operating and administrative expenses.

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

                                    Successor     Predecessor  Successor   Predecessor
                           ---------------------  -----------  ----------  -----------
(In thousands)              Thirteen     June 7,   March 31,   Twenty-six   December
                             Weeks        2002        2002        Weeks     30, 2001
                              Ended       to           to         Ended         to
                            June 28,    June 29,    June 6,      June 28,    June 6,
                              2003        2002        2002         2003       2002
                           ---------    ----------  ---------   ---------   ---------
NET SALES AND SERVICE FEES
  Retail                  $ 521,828    $ 125,783   $ 255,930   $ 971,486  $  632,586
  Wholesale                 775,865      176,048     576,112   1,484,644   1,303,749
  Eliminations             (312,649)     (76,011)   (158,537)   (583,990)   (390,688)
                           ---------     -------     -------    ---------   ---------
  Consolidated            $ 985,044    $ 225,820   $ 673,505  $1,872,140  $1,545,647
                           =========     =======     =======   =========   ==========

INCOME BEFORE INCOME TAXES
  Retail                   $ 16,758    $   4,573    $  6,258   $  29,494    $ 16,113
  Wholesale                  22,560        4,109      12,752      45,958      28,959
  Corporate                 (15,404)      (2,624)    (20,558)    (30,147)    (26,731)
                            --------      ------     -------     -------    --------
  Consolidated             $ 23,914    $   6,058    $ (1,548)  $  45,305    $ 18,341
                            ========      ======     =======      ======     =======

DEPRECIATION AND AMORTIZATION
  Retail                   $  5,309    $   1,716    $  3,950     $ 9,657    $  9,105
  Wholesale                   1,520          789       1,836       3,080       4,405
  Corporate                   3,945          684       1,812       7,885       4,191
                             ------        -----       -----      ------     -------
  Consolidated             $ 10,774    $   3,189    $  7,598    $ 20,622    $ 17,701
                             ======        =====       =====      ======     =======

CAPITAL EXPENDITURES
  Retail                   $  8,233    $   2,168    $  3,647     $15,958    $  5,273
  Wholesale                   2,632          787         902       2,899       1,426
  Corporate                   2,794        1,776       2,391       3,718       3,943
                             ------        -----       -----      ------      ------
  Consolidated             $ 13,659    $   4,731     $ 6,940     $22,664    $ 10,642
                             ======        =====       =====      ======      ======

IDENTIFIABLE ASSETS (AT
PERIOD END)
  Retail                   $708,231
  Wholesale                 559,873
  Corporate                 201,192
                          ---------
  Consolidated           $1,469,296
                          =========



6.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended June 28, 2003 (Successor)
(In thousands)

                                         Combined
                               Roundy's Subsidiaries Eliminations   Total
                               -------- ------------ ------------  ------
Revenues:
Net sales and service fees   $ 381,129  $ 821,192    $(217,277)  $ 985,044
Other-net                          169        392                      561
                               -------    -------     ---------    -------
                               381,298    821,584     (217,277)    985,605
                               -------    -------     ---------    -------
Costs and Expenses:
Cost of sales                  342,048    655,110     (212,858)    784,300
Operating and administrative    31,169    140,193       (4,419)    166,943
Interest                         4,848      5,600                   10,448
                               -------    -------     --------     -------
                               378,065    800,903     (217,277)    961,691
                               -------    -------     --------     -------

Income Before Income Taxes       3,233     20,681                   23,914
Provision for Income Taxes       1,294      8,272                    9,566
Equity in earnings of
  subsidiaries                  12,409                 (12,409)
                                ------    -------      -------     -------
Net Income                    $ 14,348  $  12,409    $ (12,409)  $  14,348
                                ======    =======      =======     =======




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Twenty-six Weeks Ended June 28, 2003 (Successor)
(In thousands)

                                         Combined
                               Roundy's Subsidiaries Eliminations    Total
                              --------- ------------ ------------  ---------
Revenues:
Net sales and service fees    $757,599  $ 1,533,661   $(419,120)  $1,872,140
Other-net                          485          813                    1,298
                               -------    ---------    ---------   ---------
                               758,084    1,534,474    (419,120)   1,873,438
                               -------    ---------    ---------   ---------
Costs and Expenses:
Cost of sales                  679,784    1,226,005    (410,454)   1,495,335
Operating and administrative    60,021      260,299      (8,666)     311,654
Interest                        10,417       10,727                   21,144
                               -------    ---------     -------    ---------
                               750,222    1,497,031    (419,120)   1,828,133
                               -------    ---------     -------    ---------

Income Before Income Taxes       7,862       37,443                   45,305
Provision for Income Taxes       3,145       14,977                   18,122
Equity in earnings of
  subsidiaries                  22,466                  (22,466)
                                ------       ------     -------       ------
Net Income                    $ 27,183     $ 22,466   $ (22,466)   $  27,183
                                ======       ======      ======       ======



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Period from June 7, 2002 to June 29, 2002 (Successor)
(In thousands)
                                          Combined
                            Roundy's  Subsidiaries  Eliminations     Total
                           ---------  ------------  ------------   --------
Revenues:
Net sales and service fees  $ 94,445   $ 171,474    $ (40,099)    $ 225,820
Other-net                        (12)        173                        161
                              ------     -------      -------       -------
                              94,433     171,647      (40,099)      225,981
                              ------     -------      -------       -------
Costs and Expenses:
Cost of sales                 85,960     138,220      (39,309)      184,871
Operating and administrative   6,098      27,358         (790)       32,666
Interest                       1,071       1,315                      2,386
                              ------     -------       ------       -------
                              93,129     166,893      (40,099)      219,923


Income Before Income Taxes     1,304       4,754                      6,058
Provision for Income Taxes       535       1,949                      2,484
Equity in earnings of
  subsidiaries                 2,805                   (2,805)
                               -----       -----        -----         -----
Net Income                   $ 3,574   $   2,805   $   (2,805)    $   3,574
                               =====       =====        =====         =====



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Period from March 31, 2002 to June 6, 2002 (Predecessor)
(In thousands)

                                          Combined
                             Roundy's  Subsidiaries Eliminations     Total
                            ---------  ------------ ------------   -------
Revenues:
Net sales and service fees  $ 279,355   $ 513,658   $(119,508)   $ 673,505
Other-net                         (20)        327                      307
                              -------     -------     -------      -------
                              279,335     513,985    (119,508)     673,812
                              -------     -------     -------      -------
Costs and Expenses:
Cost of sales                 254,554     418,616    (117,264)     555,906
Operating and administrative 21,490 82,864 (2,244) 102,110 SARS and other termination
   costs                        7,400                                7,400
Interest                        7,015       2,929                    9,944
                              -------     -------     -------      -------
                              290,459     504,409    (119,508)     675,360
                              -------     -------     -------      -------

Income (Loss) Before Income
  Taxes                       (11,124)      9,576                   (1,548)
Provision (Benefit) for
  Income Taxes                 (5,332)      4,590                     (742)
Equity in earnings of
  subsidiaries                  4,986                  (4,986)
                               -------      ------      -----         -----
Net Income (Loss)             $  (806)   $  4,986   $  (4,986)   $    (806)
                               =======      ======      =====         =====




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)
                                            Combined
                               Roundy's   Subsidiaries  Eliminations     Total
                               ---------  ------------ -------------   --------
Revenues:
Net sales and service fees   $ 642,969    $1,179,623   $  (276,945)   $1,545,647
Other-net                          (51)          745                         694
                               -------     ---------     ---------    ----------
                               642,918     1,180,368      (276,945)    1,546,341
                               -------     ---------      --------    ----------

Costs and Expenses:
Cost of sales                  584,157       958,648      (271,577)    1,271,228
Operating and administrative    49,276       191,699        (5,368)      235,607
SARs and other termination
  costs                          7,400                                     7,400
Interest                         6,498         7,267                      13,765
                               -------     ---------      --------     ---------
                               647,331     1,157,614      (276,945)    1,528,000
                               -------     ---------      --------     ---------


Income (Loss) Before Income
  Taxes                         (4,413)       22,754                      18,341
Provision (Benefit) for
  Income Taxes                  (1,783)        9,196                       7,413
Equity in earnings of
  subsidiaries                  13,558                     (13,558)
                                ------      --------       --------      -------
Net Income                    $ 10,928     $  13,558     $ (13,558)    $  10,928
                                ======      ========       ========      =======






CONDENSED CONSOLIDATING BALANCE SHEETS
As of June 28, 2003 (Successor)
(In thousands)

                                          Combined
                              Roundy's  Subsidiaries   Eliminations      Total
                              --------  ------------   ------------      ------
Assets
Current Assets:
  Cash and cash equivalents   $ 20,499    $ 30,281                      $ 50,780
  Notes and accounts
    receivable-net              23,918      60,604      $(11,219)         73,303
  Merchandise inventories       61,420     208,556                       269,976
  Prepaid expenses and other    (5,869)     29,335                        23,466
                                -------    --------     ----------      --------
    Total current assets        99,968     328,776       (11,219)        417,525
                                -------    -------      ----------      --------
Property and Equipment-Net      11,813     296,756                       308,569

Other Assets:
  Investment in subsidiaries   216,251                   (216,251)
  Intercompany receivables     507,283                   (507,283)
  Deferred income tax
    benefits                    25,938                                    25,938
  Notes receivable                 526       2,278                         2,804
  Goodwill and other assets    262,368     452,092                       714,460
                             ----------  ----------      ---------     ---------
    Total other assets       1,012,366     454,370       (723,534)       743,202
                             ----------  ----------      ---------     ---------
Total assets               $ 1,124,147 $ 1,079,902     $ (734,753)    $1,469,296
                             ==========  ==========     ==========     =========

Liabilities and
Shareholders' Equity

Current Liabilities:
 Accounts payable            $  123,020 $   145,122  $      (6,749)     $ 261,393
 Accrued expenses and other      67,118      84,878         (4,470)       147,526
 Current maturities of long-
    term debt                     2,500       1,127                         3,627
  Intercompany payable                      507,283       (507,283)
                             -----------  ---------      ----------      --------
Total current liabilities       192,638     738,410       (518,502)       412,546
                             -----------  ---------      ----------      --------
Long-Term Debt                  545,272      48,595                       593,867

Other Liabilities                24,096      76,646                       100,742
                             -----------  ---------      ----------     ---------

 Total liabilities              762,006     863,651       (518,502)     1,107,155
                             -----------  ---------      ----------     ---------

Shareholders' Equity            362,141     216,251       (216,251)       362,141
                             -----------  ---------      ----------     ---------
Total liabilities and
  shareholders' equity      $ 1,124,147 $ 1,079,902     $ (734,753)    $1,469,296
                             ==========  ==========      ==========     =========





CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 28, 2002 (Successor)
(In thousands)


                                              Combined
                                   Roundy's  Subsidiaries  Elimination     Total
Assets
Current Assets:
  Cash and cash equivalents      $ 117,307   $ 22,471                  $  139,778
  Notes and accounts receivable-
     net                            35,543     56,317      $ (4,516)       87,344
  Merchandise inventories           63,386    173,079                     236,465
  Prepaid expenses and other        (4,649)    30,276                      25,627
                                 ----------   -------      ---------   ----------
    Total current assets           211,587    282,143        (4,516)      489,214
                                 ----------   -------      ---------   ----------
Property and Equipment-Net          10,873    203,675                     214,548

Other Assets:
  Investment in subsidiaries       190,732                  (190,732)
  Intercompany receivables         409,761                  (409,761)
  Deferred income tax benefits      25,231                                 25,231
  Notes receivable                     640      2,883                       3,523
  Goodwill and other assets        258,896    389,342                     648,238
                                 ---------    -------       ---------   ---------
    Total other assets             885,260    392,225       (600,493)     676,992
                                 ---------    -------       ---------   ---------
Total assets                    $1,107,720  $ 878,043     $ (605,009)  $1,380,754
                                ==========  =========     ===========  ==========

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable               $ 127,742   $ 116,146     $   (3,043) $  240,845
  Accrued expenses and other        81,314      70,945         (1,473)    150,786
  Current maturities of long-
    term debt                        2,500         461                      2,961
  Intercompany payable                         409,761       (409,761)
                                  ---------  ---------      ---------   ---------
Total current liabilities          211,556     597,313       (414,277)    394,592
                                  ---------  ----------     ---------   ---------
Long-Term Debt                      546,502     13,322                    559,824

Other Liabilities                    14,704      76,676                    91,380
                                  ---------   ---------     ----------  ---------
    Total liabilities               772,762     687,311      (414,277)  1,045,796
                                  ---------    --------     ----------  ---------

Shareholders' Equity                334,958     190,732      (190,732)    334,958
                                  ---------    --------     ----------  ---------
Total liabilities and
   shareholders' equity          $1,107,720   $ 878,043    $ (605,009) $1,380,754
                                 ==========   =========    =========== ==========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the twenty-six weeks ended June 28, 2003 (Successor)
(In thousands)

                                                          Combined
                                             Roundy's   Subsidiaries    Total
                                              --------- ------------  --------
Net Cash Flows From Operating Activities:    $ (58,580)  $ 124,842   $  66,262
                                             ---------    --------    --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds          (2,740)    (19,887)    (22,664)
  Payment for business acquisitions net of
    cash acquired                             (131,387)               (131,387)
  Notes receivable                                 113         606         719
                                             ---------    ---------   ---------
  Net cash flows used in investing
    activities                                (134,014)    (19,281)   (153,295)
                                             ----------   ---------   ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings
  Settlement of interest rate swap liability
  Debt issuance cost                              (506)                   (506)
  Contributed capital
  Payments of debt                              (1,230)       (229)     (1,459)
  Intercompany receivables-net                  97,522     (97,522)
                                             ---------   ----------    --------
  Net cash flows (used in) provided by
    financing activities                        95,786     (97,751)     (1,965)
                                             ---------    ---------    --------

Net (Decrease) Increase in Cash and Cash
    Equivalents                                (96,808)      7,810     (88,998)

Cash And Cash Equivalents, Beginning Of
    Period                                     117,307      22,471     139,778
                                             ----------    --------    -------

Cash And Cash Equivalents, End Of Period     $  20,499   $  30,281   $  50,780
                                             ==========  ==========  =========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from June 7, 2002 to June 29, 2002 (Successor)
(In thousands)

                                                          Combined
                                              Roundy's  Subsidiaries   Total
                                              --------- ------------  --------
Net Cash Flows From Operating Activities:     $ (31,578)  $ 38,503    $  6,925
                                              ---------   --------    --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds             (517)    (4,144)     (4,661)
  Acquisition consideration                    (539,996)              (539,996)
  Notes receivable                                   76        154         230
                                               --------   --------    --------
  Net cash flows used in investing activities  (540,437)    (3,990)   (544,427)
                                               --------   --------    --------


Cash Flows From Financing Activities:
  Proceeds from long-term borrowings            475,000                475,000
  Settlement of interest rate swap liability     (6,652)                (6,652)
  Debt issuance cost                            (23,022)               (23,022)
  Contributed capital                           314,500                314,500
  Payments of debt                             (165,900)      (39)    (165,939)
  Intercompany receivables-net                    8,195     (8,195)
                                               --------   ---------   --------
  Net cash flows (used in) provided by
    financing activities                        602,121     (8,234)    593,887
                                               --------   ---------   --------

Net Increase in Cash and Cash Equivalents        30,106     26,279      56,385
Cash And Cash Equivalents, Beginning Of
    Period
                                               --------   ---------   --------
Cash And Cash Equivalents, End Of Period      $  30,106   $ 26,279    $ 56,385
                                              =========   ========    ========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)

                                                         Combined
                                               Roundy's  Subsidiaries    Total
                                               --------  -----------     -------
Net Cash Flows From Operating Activities:      $ (5,620)  $ 50,464       $ 44,844
                                               --------  -----------     --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds           (4,007)    (6,157)       (10,164)
  Notes receivable                                  443        436            879
                                               --------  -----------     --------
  Net cash flows used in investing
    activities                                   (3,564)    (5,721)        (9,285)
                                               --------  -----------     --------

Cash Flows From Financing Activities:
  Payments of debt                              (48,450)      (168)       (48,618)
  Common stock purchased                            (56)                      (56)
  Intercompany receivables-net                   39,915    (39,915)
                                               --------   ----------     --------
  Net cash flows (used in) provided by
    financing activities                         (8,591)   (40,083)       (48,674)
                                               --------   ----------     --------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                 (17,775)     4,660        (13,115)

Cash And Cash Equivalents, Beginning Of
    Period                                       23,137     22,379         45,516
                                              ---------   -----------    ---------

Cash And Cash Equivalents, End Of Period       $  5,362   $ 27,039       $ 32,401
                                              =========   ===========    =========




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

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees. The results of operations for the thirteen weeks ended June 29, 2002 includes the results of the Company for the period from March 31, 2002 through June 6, 2002 (predecessor) and the period from June 7, 2002 through June 29, 2002 (successor). The results of operations for the twenty-six weeks ended June 29, 2002 includes the results of the Company for the period from December 30, 2001 to June 6, 2002 (predecessor) and the period from June 7, 2002 through June 29, 2002 (successor). As part of the Transactions, the Company entered into various financing arrangements and as a result, the Company now has a different capital structure. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of fair market value was recorded as goodwill. Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods.



Statement of Income Data

                                         Thirteen Weeks Ended                   Twenty-six Weeks Ended
                               ------------------------------------   -------------------------------------
                                  June 28, 2003    June 29, 2002          June 28, 2003      June 29, 2002
                               ----------------   -----------------   -----------------  ------------------
(Dollars in thousands):
Revenues:
  Net sales and service fees   $985,044  100.0%   $899,325   100.0%  $1,872,140  100.0%  $1,771,467  100.0%
  Other-net                         561    0.1         468     0.1        1,298    0.1          855    0.1
                               --------  ------   --------   ------  ----------  -----   ----------   ----

Total                           985,605  100.1     899,793   100.1    1,873,438  100.1    1,772,322  100.1
                               --------  -----    --------   -----    ---------  -----    ---------  -----

Cost and Expenses:
  Cost of sales                 784,300   79.6     740,777    82.5    1,495,335   79.9    1,456,099   82.2
  Operating and
    administrative              166,943   16.9     134,776    15.0      311,654   16.6      268,273   15.1
  SARS and other termination
    costs                                            7,400     0.8                            7,400    0.4
  Interest                        9,639    1.0       4,793     0.5       19,516    1.0        8,519    0.5
  Amortization of deferred
    financing costs                 809    0.1         885     0.1        1,628    0.1          980    0.1
  Interest rate swap
    termination costs                                6,652     0.7                            6,652    0.4
                               ---------  ----    --------    ----    ---------   ----    ---------  -----
                                961,691   97.6     895,283    99.6    1,828,133   97.6    1,747,923   98.7
                               ---------  ----    --------    ----    ---------   ----    ---------  -----


Income before income taxes       23,914    2.5       4,510     0.5       45,305    2.5       24,399    1.4

Provision for income tax          9,566    1.0       1,742     0.2       18,122    1.0        9,897    0.6
                                -------    ----   --------     ---   ----------    ---   ----------   ----

Net income                     $ 14,348    1.5%   $  2,768     0.3%  $   27,183    1.5%  $   14,502    0.8%
                               ========    ====   ========     ====  ==========    ====  ==========   ====

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

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. The results of operations for the thirteen weeks ended June 29, 2002 includes the results of the Company for the period from March 31, 2002 through June 6, 2002 (predecessor) and the period from June 7, 2002 through June 29, 2002 (successor). The results of operations for the twenty-six weeks ended June 29, 2002 include the results of the Company for the period from December 30, 2001 through June 6, 2002 (predecessor) and the period from June 7, 2002 through June 29, 2002 (successor). Eliminations represent the intercompany activity between the Company's wholesale operations and its retail operations (in thousands):

                                        Period Ended
                           -----------------------------------------------
                              Thirteen Weeks           Twenty-six Weeks
                                 Ended                     Ended
                           ----------------------   ----------------------
                           June 28,    June 29,     June 28,      June 29,
                            2003        2002          2003          2002
                           -------     ----------   --------     ---------
Net Sales and Service
Fees
  Retail                $ 521,828    $ 381,713    $  971,486    $  758,369
  Wholesale               775,865      752,160     1,484,644     1,479,797
  Eliminations           (312,649)    (234,548)     (583,990)     (466,699)
                         --------     --------     ---------     ---------
Total                   $ 985,044    $ 899,325    $1,872,140    $1,771,467
                          =======      =======     =========     =========

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

  - Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. In the predecessor company, interest expense also includes interest rate swap termination costs and the write off of deferred financing costs.


Three Months Ended June 28, 2003 Compared With Three Months Ended June 29,
2002


Net Sales and Service Fees

Net sales and service fees totaled $985.0 million in the second quarter 2003, an $85.7 million, or 9.5%, increase from $899.3 million in the second quarter 2002. Retail sales were $521.8 million for the second quarter 2003, a $140.1 million, or 36.7%, increase from $381.7 million in the second quarter 2002. This increase in retail sales was primarily due to the effect of five acquired store groups consisting of 51 stores in total that now operate under the Company's ownership (collectively, the "Acquired Stores"). These Acquired Stores now operate as: (i) 31 Rainbow retail grocery stores in the Minneapolis-St. Paul area acquired from Fleming on a rolling close schedule from June 7 to June 27 and reopened immediately by the Company; (ii) 14 Pick 'n Save retail grocery stores acquired in three separate transactions (as discussed in the Company's first quarter 2003 press release and Form 10-Q); and (iii) six Copps Food Stores in the Madison, Wisconsin area acquired from A & P on April 30, 2003 and reopened in late May and early June 2003. None of the Acquired Stores were owned or operated by the Company in the second quarter 2002. The Acquired Stores contributed approximately 131.0 million to the second quarter retail sales increase. As of June 28, 2003, the Company operated 111 retail grocery stores including 49 Pick 'n Save stores, 31 Copps stores and 31 Rainbow stores.

Second quarter 2003 same store sales at the Company's retail stores (including Pick 'n Save licensed stores operated in 2002 by their prior owners) improved 2.2% from the second quarter 2002. The same store sales results were positively impacted by Easter sales recorded in the second quarter 2003 versus the first quarter 2002. Excluding the Easter week of sales from the second quarter 2003 and the same calendar week of fiscal 2002, same store sales improved 1.4%.

Wholesale sales were $775.9 million for the second quarter 2003, a $23.7 million, or 3.2%, increase from $752.2 million in the second quarter 2002. This improvement was primarily due to increased sales to Company-owned stores in Wisconsin partially offset by lower sales to independent customers in the Company's non-Wisconsin divisions due to heightened competition for retail sales.

Gross Profit

Gross profit was $200.7 million for the second quarter 2003, a $42.2 million, or 26.6%, increase from $158.5 million in the second quarter 2002. The increase in the Company's gross profit for the quarter was primarily due to the Acquired Stores. The gross profit percentage for the same periods of 2003 and 2002 was 20.4% and 17.6%, respectively. The increase in the gross profit percentage for the quarter was primarily due to the increase in profits derived from a higher sales mix attributable to Company-owned retail stores. Retail sales for the second quarter 2003 represented 53.0% of net sales and service fees compared with 42.4% for the same period in 2002. The increase in retail sales concentration was primarily due to the Acquired Stores. The retail gross profit percentage was 26.0% and 25.0% for the second quarter of 2003 and 2002, respectively. The increase in retail gross profit percentage was due to an increased mix of higher margin perishable department sales. Second quarter wholesale gross profit percentage was 9.1% as compared with 8.9% in the second quarter 2002.

Operating and Administrative Expenses

Operating and administrative expenses were $166.9 million for the second quarter 2003, a $32.2 million, or 23.9%, increase from $134.8 million in the second quarter 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.0% for the second quarter of 2003 compared with 15.0% in the second quarter of 2002. The percentage increase was attributable to the Acquired Stores and the resulting increased concentration of sales in the Company's retail operating segment, which has a significantly higher ratio of operating costs to sales than its wholesale operations. Retail operating and administrative expenses increased to 21.9% of retail sales for the second quarter 2003 compared with 21.3% for second quarter 2002 primarily due to pre-opening expenses associated with the Copps Madison Acquisition and the Rainbow Minneapolis Acquisition. Wholesale operating and administrative expenses decreased to 6.1% of wholesale sales for the second quarter 2003 as compared with 6.6% for the same period in 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense

Interest expense (excluding amortization of deferred financing costs and interest rate swap termination costs) was $9.6 million for second quarter 2003, a $4.8 million increase from $4.8 million in second quarter 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's stock by RAC in June 2002.

Income Taxes

Provision for income taxes was $9.6 million for second quarter 2003, an increase of $7.8 million from $1.7 million in second quarter 2002. The effective income tax rates for the second quarters of 2003 and 2002 were 40.0% and 38.6%, respectively.

Net Income

Net income was $14.3 million for the second quarter 2003, an $11.6 million increase from $2.8 million in the second quarter 2002. In the second quarter 2002, the Company recorded pre-tax one-time charges of $6.7 million relating to the termination of an interest rate swap and $7.4 million relating to stock appreciation rights ("SARs") of the predecessor company's SARs program and termination of employment agreements associated with certain former officers of the predecessor company. The net income margin was 1.5% and 0.3%, respectively, for second quarter 2003 and 2002.

Adjusted EBITDA

Adjusted EBITDA (as defined under "Segment Data") was $45.1 million for the second quarter 2003, a $10.1 million, or 28.9%, increase from $35.0 million for the second quarter 2002. Retail Adjusted EBITDA for the second quarter 2003 was $26.6 million, an increase of $7.5 million, or 39.4%, from $19.1 million for the second quarter 2002. The increase in Adjusted EBITDA at the retail segment was primarily due to the Acquired Stores (which was offset somewhat by pre-opening expenses related to the Copps Madison Acquisition and Rainbow Minneapolis Acquisition) as well as improvements in retail gross profit percentage as discussed above. Wholesale Adjusted EBITDA for the second quarter 2003 was $24.7 million, an increase of $4.4 million, or 21.6%, from $20.3 million for the second quarter 2002. This increase was primarily due to gross profit percentage and operational and labor productivity improvements as discussed above. For a discussion of the reasons why the Company believes that Adjusted EBITDA provides information that is useful to investors and a reconciliation of Adjusted EBITDA to net income under generally accepted accounting principles, see Note (1) to the Table under "Segment Data."


Six Months Ended June 28, 2003 Compared With Six Months Ended June 29, 2002


Net Sales and Service Fees

Net sales and service fees totaled $1,872.1 million for the six months ended June 28, 2003, a $100.7 million, or 5.7%, increase from $1,771.5 million for the first six months of 2002.

Retail sales were $971.5 million for 2003, a $213.1 million, or 28.1%, increase from $758.4 million in 2002. This increase in retail sales was primarily due to the effect of the Acquired Stores, which contributed approximately $200.8 million of the increase. As of June 28, 2003, the Company operated 111 retail grocery stores including 49 Pick 'n Save stores, 31 Copps stores and 31 Rainbow stores.

Year-to-date 2003 same store sales at Company-owned retail stores
(including Pick 'n Save licensed stores operated in 2002 by their prior owners) improved 1.5% from 2002.

Wholesale sales were $1,484.6 million for 2003, a $4.8 million, or 0.3%, increase from $1,479.8 million in 2002. This increase was primarily due to increased sales to Company-owned stores in Wisconsin partially offset by lower sales to customers in the Company's non-Wisconsin divisions due to heightened retail competition.

Gross Profit

Gross profit was $376.8 million for 2003, a $61.4 million, or 19.5%, increase from $315.4 million in 2002. The increase in the Company's gross profit was due to the Acquired Stores and an increase in sales mix attributable to higher profits derived by Company-owned retail stores. The gross profit percentage for the same periods of 2003 and 2002 was 20.1% and 17.8%, respectively. The increase in gross profit percentage for 2003 was primarily due to the increase in profits derived from a higher sales mix attributable to Company-owned retail stores. Retail sales for 2003 represented 51.9% of net sales and service fees compared with 42.8% for the same period in 2002. The retail gross profit percentage was 25.5% and 25.0% for 2003 and 2002, respectively. Year-to-date 2003 wholesale gross profit percentage was 9.4% as compared with 9.0% in 2002. The increase in retail gross profit percentage was due to an increased mix of higher margin perishable department sales. The increase in wholesale gross profit percentage was primarily due to stronger vendor promotional allowances in the Company's Wisconsin divisions.

Operating and Administrative Expenses

Operating and administrative expenses were $311.7 million for 2003, a $43.4 million, or 16.2%, increase from $268.3 million in 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 16.6% for 2003 compared with 15.1% in 2002. The percentage increase was attributable to the Acquired Stores and the resulting increased concentration of sales in the Company's retail operating segment in 2003, which has a significantly higher ratio of operating costs to sales than its wholesale operations. Retail operating and administrative expenses increased to 21.5% of retail sales for 2003 compared with 21.4% for 2002. Wholesale operating and administrative expenses decreased to 6.2% of wholesale sales for 2003 as compared with 6.7% for the same period in 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense

Interest expense (excluding amortization of deferred financing costs and interest rate swap termination costs) was $19.5 million for 2003, an $11.0 million increase from $8.5 million in 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's stock by RAC in June 2002.

Income Taxes

Provision for income taxes was $18.1 million for 2003, an increase of $8.2 million from $9.9 million in 2002. The effective income tax rates for the first six months of 2003 and 2002 were 40.0% and 40.6%, respectively.

Net Income

Net income was $27.2 million for 2003, a $12.7 million increase from $14.5 million in the prior year. In 2002, the Company recorded pre-tax one-time charges of $6.7 million relating to the termination of an interest rate swap and $7.4 million relating to the termination of the predecessor company's SARs program and termination of employment agreements associated with certain former officers of the predecessor company. The net income margin was 1.5% and 0.8%, respectively, for 2003 and 2002.

Adjusted EBITDA

Adjusted EBITDA (as defined below under "Segment Data") was $87.1 million for the six months ended June 28, 2003, an $18.2 million, or 26.5%, increase from $68.8 million for 2002. The increase in Adjusted EBITDA was due to the positive effects of consolidating the Company's prior acquisitions, the greater mix of higher-margin retail sales to total sales, continued labor productivity improvements and positive trends in gross margins. Retail Adjusted EBITDA for 2003 was $47.9 million, a $10.8 million, or 29.2%, increase from $37.1 million for 2002. The increase in Adjusted EBITDA at the retail segment was primarily due to the Acquired Stores, partially offset by pre-opening expenses associated with certain Acquired Stores. Wholesale Adjusted EBITDA for 2003 was $50.2 million, a $10.0 million, or 25.0%, increase from $40.2 million for 2002. This increase was primarily due to operational and labor productivity improvements and positive trends in wholesale gross profit percentage. Year-to-date Adjusted EBITDA margin was 4.7% compared with 3.9% for the comparable period in 2002. For a discussion of the reasons why the Company believes that Adjusted EBITDA provides information that is useful to investors and a reconciliation of Adjusted EBITDA to net income under generally accepted accounting principles, see Note (1) to the Table under "Segment Data."


ADJUSTED EBITDA             Successor     Predecessor Combined   Successor Predecessor  Combined
RECONCILIATION         -----------------  ----------- --------   ---------  ---------  ----------
(Subject to            Thirteen   June 7,  March 31,  Thirteen   Twenty-    December  Twenty-six
Reclassifications)      Weeks      2002     2002       Weeks       six         30,      Weeks
(in thousands)          Ended       to       to        Ended    Weeks Ended  2001 to    Ended
                        June 28,  June 29,  June 6,   June 29,   June 28,    June 6,   June 29,
                         2003      2002      2002       2002       2003       2002       2002
                        -------   -------   --------  --------   ----------  --------  --------
ADJUSTED EBITDA (1):
  Retail operations    $26,590                        $19,072    $47,885               $37,072
  Wholesale operations  24,687                         20,295     50,209                40,175
  Corporate and other   (6,141)                        (4,340)   (11,023)               (8,407)
                        ------                          -----     ------                 -----
     Total             $45,136                        $35,027    $87,071               $68,840
                        ======                         ======     ======                ======


Adjusted EBITDA
RECONCILIATION:
Net income             $14,348  $ 3,574    $  (806)   $ 2,768    $27,183     $10,928   $14,502
Interest expense        10,448    2,386      9,944     12,330     21,144      13,765    16,151
Income taxes             9,566    2,484       (742)     1,742     18,122       7,413     9,897
SARs and other
 termination costs                           7,400      7,400                  7,400     7,400
Depreciation and
 amortization
  expense               10,774    3,189      7,598     10,787     20,622      17,701    20,890
                        ------   ------     ------     ------     ------      ------    ------
     Total             $45,136  $11,633    $23,394    $35,027    $87,071     $57,207   $68,840
                        ======   ======     ======     ======     ======      ======    ======

(1) Adjusted EBITDA represents net income plus interest, income taxes, SARs and other termination costs, depreciation and amortization. Adjusted EBITDA is presented because the Company believes Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. However, other companies in the Company's industry may calculate Adjusted EBITDA differently than the Company. Adjusted EBITDA may be relevant or useful to investors as the Company understands that securities analysts and others use measures like Adjusted EBITDA to value securities like the Company's Notes, and therefore investors may wish to consider Adjusted EBITDA because it is likely that the Notes are being valued in part based on that measure. The Company uses Adjusted EBITDA primarily as a measure of performance and it is used to calculate compliance with the terms of a number of covenants contained in the indenture governing the Notes and the Company's bank credit agreement. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of the Company's operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $50.8 million at June 28, 2003, compared with $139.8 million at December 28, 2002. Cash flows provided by operating activities were $66.1 million for the six months ended June 28, 2003. Net cash used in investing activities totaled $153.3 million primarily due to the Prescott's Acquisition of $47.8 million, the cash portion of the Rainbow Minneapolis Acquisition of $67.1 million and the Copps Madison Acquisition of $21.1 million. Net cash used in financing activities for the six months ended June 28, 2003 totaled $1.5 million.

Capital spending totaled $22.7 million for the six months ended June 28, 2003. Capital expenditures consisted primarily of remodeling of newly acquired and existing retail stores and maintenance of retail stores and the wholesale distribution network. Total capital expenditures for fiscal 2003, excluding any acquisitions, are estimated to be approximately $75.0 million. The Company's senior credit facility was amended to approve the Rainbow Foods acquisition and increase capital expenditure limits to allow for the remodel of the Company's expanded store base and upgrade the Wisconsin distribution facilities that service these stores.

Working capital amounted to $5.0 million at June 28, 2003, compared with $94.6 million at December 28, 2002. The decrease was primarily related to the Prescott's Acquisition, the Copps Madison Acquisition, the Rainbow Minneapolis Acquisition and capital expenditures that were funded with cash on hand.

As a result of the Transactions, the Company has significant debt service obligations, including interest, in future years. On June 6, 2002, in connection with the Transactions, the Company entered into a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The term loan will be repayable in 28 consecutive quarterly installments, the first 24 of which will each be in the amount of $625,000 and the last four of which will each be in the amount of $58.8 million. In addition, the Company issued $300.0 million in aggregate principal amount of the Notes of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to Adjusted EBITDA, and
(c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. The Company was in compliance with these covenants at June 28, 2003.

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

The Company incurred $36.2 million of additional capitalized lease obligations associated with seven stores from the Rainbow Minneapolis Acquisition. Under the Company's senior credit facility, capitalized lease obligations are included in senior indebtedness for the purpose of calculating the Company's credit statistics. The Company's senior credit facility was amended to allow this additional indebtedness to be incurred in connection with the Rainbow Minneapolis Acquisition.

The Company's principal source of liquidity is cash flow generated from operations and borrowings under its revolving credit facility. The Company's principal use of cash is to meet debt service requirements, finance its capital expenditures, make acquisitions and provide for working capital. The Company expects that current excess cash and cash available from operations, combined with funds available under its $125.0 million revolving line of credit, will be sufficient to fund its operations, debt service and capital expenditures for at least the next 12 months.

The Company's ability to make payments on and to refinance its debt, and to fund planned capital expenditures will depend on its ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company's future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt, on or before maturity. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives. Also see "Forward-Looking Statements," below.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates; discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

The following policy reflects certain updates relating to the Company's adoption of EITF 02-16.

Discounts and Vendor Allowances
-------------------------------
Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated slotting cycle of approximately nine months. Vendor allowances received to fund specific, identifiable, incremental advertising and certain other expenses are recorded as a reduction of the Company's related advertising or other expense. Any excess reimbursement above the Company's cost reduces cost of sales.

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


Item 4. Controls and Procedures

  (a)  Evaluation of disclosure controls and procedures.
       -------------------------------------------------

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

  (b)  Changes in internal controls.
       -----------------------------

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

       (a)  Exhibits
            --------

       The Exhibit Index contained in this report immediately following the signature pages to this report is incorporated herein by this reference.


       (b)  Reports on Form 8-K
            --------------------

       The following reports on Form 8-K were filed during the quarter ended June 28, 2003:

                          Date of
        Date Filed        Report         Item
        -----------      -----------    -----
        May 8, 2003      May 8, 2003    The Company reported (and filed as
                                        an Exhibit a press release
                                        announcing) financial results for
                                        the three months ended March 29,
                                        2003.

        May 13, 2003     May 13, 2003   The Company reported (and filed as
                                        an Exhibit a press release
                                        announcing) that it had entered
                                        into a definitive agreement to
                                        acquire 31 Rainbow Foods Stores in
                                        the Minneapolis-St. Paul,
                                        Minnesota metropolitan area.

        June 23, 2003    June 7, 2003   The Company reported (and filed as
                                        an Exhibit a press release
                                        announcing) bankruptcy court
                                        approval of the acquisition of 31
                                        Rainbow Foods Stores, and filed
                                        the Asset Purchase Agreement
                                        relating thereto as an Exhibit.
                                        The Company also reported that it
                                        had entered into the Second
                                        Amendment to its $375,000,000
                                        Credit Agreement and filed such
                                        Second Amendment as an Exhibit.








                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ROUNDY'S,INC.
                                           ------------------
                                             (Registrant)





Date:     August 8, 2003           /s/ROBERT A. MARIANO
          --------------           -----------------------------------------
                                   Robert A. Mariano, Chairman of the Board,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)












Date:     August 8, 2003           /s/DARREN W. KARST
          --------------           -----------------------------------------
                                   Darren W. Karst, Executive Vice President
                                   and Chief Financial Officer
                                  (Principal Financial Officer)










                              Roundy's, Inc.
  Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended June 28, 2003

                               EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                          Description
-------                        -----------
  2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002 (1)
  2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
  2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.(3)
  2.4 Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps Corporation(4)
  2.5 Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc., The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (5)
  2.6 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (6)
  2.7 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (7)
  3.1   Roundy's, Inc. Amended and Restated Articles of
        Incorporation(8)
  3.2   Amended and Restated By-Laws of Roundy's, Inc.(9)
  4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee(10)
  4.2   Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior
        Subordinated Notes due 2012(11)
  4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
  4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(12)
 10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)
 10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(14)
 10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002(15)(16)
 10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (17)
 10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6, 2002(18)
 10.6 Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(19)
 10.7 Roundy's, Inc. Supplemental Employee Retirement Plan for certain executive officers including Mr. Lestina(20)
 10.8 Board of Directors Resolution dated March 19, 2002 adopting Amendment to Supplemental Employee Retirement Plan(21)
 10.9 Excerpts from Board of Directors Consent Resolution adopting Amendment to Supplemental Employee Retirement Plan effective June 7, 2002(22)
 10.10 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(23)
 10.11 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(24)
 10.12 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(25)
 10.13 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(26)
 10.14 Declarations page for renewal through November 1, 2003 of Directors and Officers Liability and Corporation Reimbursement Policy(27)
 10.15 Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano(28)
 10.16 Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst(29)
 10.17 Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(30)
 10.18 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Lestina, Fryda, Schmitt and Kitz(31)
 10.19 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina(32)
 10.20 Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(33)
 10.21 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova (34)
 10.22 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Coinvestors, and certain executive employees of Roundy's, Inc. (35)
 10.23 First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement (36)
 10.24 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents dated as of June 6, 2002. (37)
 31.1   Certification of Principal Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 31.2   Certification of Principal Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 32.1   Certification of Principal Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 32.2   Certification of Principal Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)

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

(5) Incorporated by reference to Exhibit 2.5 to Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 filed with the Commission on May 9, 2003 (Commission File No. 002-94984)

(6)  Incorporated by reference to Exhibit 2.9 to Registrant's Current
Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-
94984)

(7) Incorporated by reference to Exhibit 2.10 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)

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

(19)  Incorporated by reference to Exhibit 10.6 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(20) Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended July 3, 1999, filed with the Commission on August 9, 1999 (Commission File No. 002-94984)

(21)  Incorporated by reference to Exhibit 10.8 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(22)  Incorporated by reference to Exhibit 10.9 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(23)  Incorporated by reference to Exhibit 10.1 of Registrant's
Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997

(24) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)

(25) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(26) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(27) Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

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

(31)  Incorporated by reference to Exhibit 10.23 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(32)  Incorporated by reference to Exhibit 10.25 to Registrant's
Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(33) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)

(34) Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(35) Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(36) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(37) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)