Form 10-Q
period 2003-09-27
ROUNDYS INC
filed 2003-11-10
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 27, 2003

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________ to _______________ Commission file number: 002-94984

                            Roundy's, Inc.
           -------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
-------------------------------              ----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     875 E. Wisconsin Avenue
     Milwaukee, Wisconsin                          53202
--------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)


     23000 Roundy Drive
     Pewaukee, Wisconsin 53072
--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Registrant's telephone number, including area code:  (414)231-5000
                                                     ---------------

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

As of November 7, 2003 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's
Acquisition Corp. ("RAC"). RAC is controlled by the Willis Stein Funds
(as defined in Note 2 to the financial statements contained in this report) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.







                            ROUNDY'S, INC.

                               FORM 10-Q

                For the period ended September 27, 2003

                                 INDEX


                                                               Page No.

                      PART I. - Financial Information

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                   1

              Consolidated Balance Sheets                         2

              Consolidated Statements of Cash Flows               3

              Notes to Unaudited Consolidated Financial           4
              Statements

Item 2.       Management's Discussion and Analysis of             13
              Financial Condition and Results of Operations

Item 3.       Quantitative and Qualitative Discussion about       21
              Market Risk

Item 4.       Controls and Procedures                             21

                       PART II. - Other Information

Item 1.       Legal Proceedings                                   22

Item 2.       Changes in Securities and Use of Proceeds           22

Item 3.       Defaults Upon Senior Securities                     22

Item 4.       Submission of Matters to a Vote of Security         22
              Holders
Item 5.       Other Information                                   22

Item 6.       Exhibits and Reports on Form 8-K                    22

SIGNATURES                                                        23


EXHIBIT
INDEX                                                             24



PART I.  Item 1.    FINANCIAL STATEMENTS


                                 ROUNDY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                    Successor                        Predecessor
                      --------------------------------------------   ------------
                      Thirteen   Thirteen   Thirty-nine  June 7,    December 30,
                      Weeks        Weeks      Weeks      2002 to      2001 to
                      Ended        Ended      Ended      September  June 6, 2002
                     September   September  September    28, 2002
                      27, 2003    28,2002    27, 2003
                     ----------  ---------  ----------  ----------  ------------
Revenues
Net sales and
 service fees       $ 1,142,692  $ 896,613  $3,014,832   $1,122,433   $1,545,647
Other - net                 476        684       1,774          845          694
                      ---------   --------   ---------    ----------  ----------
                      1,143,168    897,297   3,016,606    1,123,278    1,546,341
                      ---------   --------   ---------    ----------  ----------

Cost and Expenses
Cost of sales           902,699    738,912   2,398,034      923,783    1,271,228
Operating and
administrative          202,848    134,324     514,502      166,990      235,607
SARs and other
 termination costs                                                         7,400
Interest expense         10,673      8,338      30,189       10,713        6,144
Amortization of deferred
   financing costs          853        549       2,481          560          969
Interest rate swap
  termination costs                                                        6,652
                      ---------    -------   ---------    ---------    ---------
                      1,117,073    882,123   2,945,206    1,102,046    1,528,000
                      ---------    -------   ---------    ---------    ---------

Income Before Income
 Taxes                   26,095     15,174      71,400       21,232       18,341
Provision for Income
 Taxes                   10,438      6,221      28,560        8,705        7,413
                         ------     ------      ------       ------       ------
Net Income            $  15,657   $  8,953   $  42,840    $  12,527    $  10,928
                      =========   ========   =========    =========    =========

See notes to unaudited consolidated financial statements.




                              ROUNDY'S, INC.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

                                                Successor
                                            ---------------------------
                                            September 27,   December 28
           Assets                               2003            2002
                                             -------------  -----------
                                            (Unaudited)

Current Assets:
  Cash and cash equivalents                 $ 70,165        $ 139,778
  Notes and accounts receivable, less
   allowance for losses of $5,109 and
   $5,577, respectively                       78,255           87,344
  Merchandise inventories                    271,499          236,465
  Prepaid expenses                             5,995            9,756
  Deferred income tax benefits                16,169           15,871
                                             -------          -------
    Total current assets                     442,083          489,214

Property and Equipment - Net                 315,058          214,548

Other Assets:
  Deferred income tax benefits                25,640           25,231
  Notes receivable, less allowance for
   losses of $233 and $1,475,
   respectively                                3,023            3,523
  Other assets - net                          90,730           91,344
  Goodwill                                   624,561          556,894
                                             -------          -------
    Total other assets                       743,954          676,992
                                             -------          -------

Total assets                              $1,501,095       $1,380,754
                                          ==========       ==========

   Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                        $  265,578       $  240,845
  Accrued expenses                           153,385          137,416
  Current maturities of long-term debt         3,627            2,961
  Income taxes                                13,084           13,370
                                             -------          -------
    Total current liabilities                435,674          394,592
                                             -------          -------


Long-Term Debt                               592,868          559,824
Other Liabilities                             94,755           91,380
                                           ---------        ---------
    Total liabilities                      1,123,297        1,045,796
                                           ---------        ---------

Shareholder's Equity:
  Common stock (1,000 shares issued and
    outstanding at $0.01 par value)
  Additional paid-in capital                 314,500          314,500
  Retained earnings                           63,298           20,458
                                            ---------       ---------
    Total shareholder's equity               377,798          334,958
                                           ----------       ---------
  Total liabilities and shareholder's
    equity                                 $1,501,095      $1,380,754
                                           ==========      ==========

See notes to unaudited consolidated financial statements.


                                ROUNDY'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                Successor          Predecessor
                                         ----------------------    -----------
                                         Thirty-nine    June 7,   December 30,
                                         Weeks Ended    2002 to     2001 to
                                         September 27,  September    June 6,
                                            2003        28, 2002      2002
                                         -----------   -----------  ----------
Cash Flows From Operating Activities:
  Net income                            $ 42,840      $ 12,526     $ 10,928
  Adjustments to reconcile net income
   to net cash flows provided by operating
   activities:
    Depreciation and amortization,
     including deferred financing costs   35,180        16,206       18,670
    (Gain) loss on sale of property and
      equipment                            (240)          (161)          41
    Deferred income taxes                  3,247         1,635       (2,268)
  Changes in operating assets and
   liabilities, net of the effect of business
    acquisitions:
    Notes and accounts receivable         10,493           620       (7,079)
    Merchandise inventories              (4,099)        (4,338)      13,767
    Prepaid expenses                      5,089          2,078        1,743
    Other assets                         (8,672)        (2,324)      (1,371)
    Accounts payable                     15,931           (953)     (27,541)
    Accrued expenses                     11,109         10,510       18,062
    Income taxes                           (286)         3,162       19,731
    Other liabilities                    (6,511)        (1,898)         161
                                         --------       ---------   --------
  Net cash flows provided by operating
   activities                           104,081         37,063       44,844
                                         --------       ---------   --------
Cash Flows From Investing Activities:
  Capital expenditures                  (38,953)       (12,936)     (10,642)
  Proceeds from sale of property and
   equipment and other assets               301            337          478
  Acquisition consideration                           (539,996)
  Payment for business acquisitions net
   of cash acquired                    (132,577)
  Decrease in notes receivable, net         500            334          879
                                        ---------      ----------   --------
  Net cash flows used in investing
     activities                        (170,729)      (552,261)      (9,285)
                                       ----------     ----------    --------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                   475,000
  Settlement of interest rate swap
   liability                                            (6,652)
  Debt issuance costs                   (506)          (23,022)
  Contributed capital                                  314,500
  Payments of debt                     (2,459)        (166,043)     (48,618)
  Common stock purchased                                                (56)
                                       --------      ---------      --------
  Net cash flows (used in) provided by
   financing activities                (2,965)         593,783      (48,674)
                                       --------       --------      --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                    (69,613)          78,585      (13,115)

Cash and Cash Equivalents, Beginning
   of Period                          139,778                        45,516
                                      --------         --------     --------
Cash and Cash Equivalents, End
   of Period                        $  70,165        $  78,585     $ 32,401
                                    ==========        =========    ==========


Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                         $   24,758        $   4,642     $  6,351
  Income taxes                         25,609              573        1,872


See notes to unaudited consolidated financial statements.


                              ROUNDY'S, INC.
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's, Inc. ("Roundy's" or the "Company") as of September 27, 2003, for the three-month and nine-month periods ended September 27, 2003 (successor), the period from June 30, 2002 to September 28, 2002 (successor), and the period from December 30, 2001 to June 6, 2002 (predecessor) reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this report. The results of operations for the three-month and nine-month periods ended September 27, 2003 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 3, 2004. For purposes of comparison, the results of operations for the period June 7, 2002 to September 28, 2002 have been combined with the results of operations of Roundy's for the period December 30, 2001 to June 6, 2002 and then compared with the results of operations of Roundy's for the thirty-nine weeks ended September 27, 2003.

2.  TRANSACTIONS

Transactions - On June 6, 2002, all of the issued and outstanding capital stock of Roundy's was purchased by Roundy's Acquisition Corp. ("RAC") from its former owners. This purchase is referred to throughout these financial statements as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. Approximately 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors.

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

3.  ACQUISITIONS

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million (the "Prescott's Acquisition"). Prescott's primarily owned and operated seven licensed Pick 'n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of approximately $44.0 million resulted from the acquisition, which was accounted for as a purchase. The transaction closed on January 21, 2003 and the operating results of Prescott's are included in the consolidated statements of income after this date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

In April 2003, the Company acquired seven Kohl's grocery stores in the Madison, Wisconsin area from The Great Atlantic & Pacific Tea Company, Inc. ("A&P") for approximately $19.0 million in cash for the equipment, fixtures and leasehold interests plus net payments of approximately $1.1 million for acquired inventory (the "Copps Madison Acquisition"). Goodwill of approximately $15.0 million resulted from the acquisition, which was accounted for as a purchase. In May 2003, the Company converted six stores to Copps stores and consolidated the volume of the seventh store into an existing Company-owned Copps store. These six new Copps stores opened in late May and early June 2003. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

In June 2003, the Company acquired 32 Rainbow Foods Stores ("Rainbow") from Fleming Companies, Inc. ("Fleming"). The Company paid approximately $103.3 million consisting of (i) $67.1 million in cash ($44.3 million for the equipment, fixtures and leasehold interests plus $22.8 million for usable store level inventory) and (ii) the assumption of $36.2 million of capitalized leases. The Company sold the one store located outside the Minneapolis-St. Paul metropolitan area (located near Wausau, Wisconsin) to an independent licensed Pick 'n Save operator in the area. Collectively these transactions are referred to throughout these financial statements as the "Rainbow Minneapolis Acquisition." Goodwill of approximately $8.7 million resulted from the acquisition, which was accounted for as a purchase. The Rainbow Minneapolis Acquisition closed on a rolling schedule from June 7 to June 27, 2003 and the operating results of each acquired store are included in the consolidated statements of income after each store's respective opening date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

On October 17, 2003, the Company completed the acquisition of the equipment, fixtures and leasehold interests of seven former Kohl's grocery stores from A&P for approximately $9.0 million in cash (the "Kohl's Acquisition"). Six of these stores are located in the Milwaukee area while the seventh store is located in the Racine, Wisconsin area. The Company plans to reopen these stores under the Pick `n Save banner before the end of the first quarter of 2004.

The pro forma effect of the 2003 acquisitions was not material.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Emerging Issues Task Force Issue No. 02-16 (EITF 02-
16), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," effective December 29, 2002. Pursuant to EITF 02-16, vendor consideration related to vendor-funded coupons and certain advertising and other programs have been reclassified in the consolidated statements of income and prior periods have also been consistently reclassified. Specifically, vendor-funded coupon reimbursements, previously considered part of net sales at the point of sale, are now reflected as a reduction to net sales and cost of sales. Accordingly, $10.9 million and $7.4 million of such reimbursements in the third quarter of 2003 and the third quarter of 2002, respectively, and $31.3 million and $23.2 million for the nine months ended September 27, 2003 and September 28, 2002, respectively, have been classified as a reduction in cost of sales with a corresponding decrease in net sales. Vendor reimbursements previously classified as offsets to advertising and other expenses have now also been reflected as reductions in cost of sales pursuant to EITF 02-16. Accordingly, $11.8 million and $7.5 million of such reimbursements in third quarter 2003 and third quarter 2002, respectively, and $31.1 million and $22.9 million for the nine months ended September 27, 2003 and September 28, 2002, respectively, have been classified as a reduction in cost of sales with a corresponding increase in operating and administrative expenses.

5.  SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets. The Company's stores and those of its wholesale customers are located primarily in the Midwest. The Company has two reportable segments - wholesale and retail. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. Eliminations represent the activity between wholesale and Company-owned retail stores. Inter-segment revenues are recorded at amounts consistent with those charged to independent retail stores. Identifiable assets are those used exclusively by that reportable segment. Corporate assets are principally cash and cash equivalents, notes receivable, transportation equipment, corporate office facilities and equipment.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.



                                          Successor                        Predecessor
                    ------------------------------------------------------ -----------
(In thousands)      Thirteen      Thirteen      Thirty-nine   June 7, 2002  December
                    Weeks Ended   Weeks Ended   Weeks Ended        to        30, 2001
                    September     September     September      September     to June
                     27, 2003     28, 2002      27, 2003       28, 2002      6, 2002
                    ------------  ----------    ------------   -----------   --------
NET SALES AND SERVICE FEES
  Retail              $ 668,286    $  384,732     $1,639,772   $  510,515   $  632,586
  Wholesale             844,314       740,533      2,328,958      916,581    1,303,749
  Eliminations         (369,908)     (228,652)      (953,898)    (304,663)    (390,688)
                      ----------    ----------    -----------   ----------   ---------
  Consolidated        $1,142,692   $  896,613     $3,014,832   $1,122,433   $1,545,647
                      ==========    ==========    ===========   ==========  ==========

INCOME BEFORE INCOME TAXES
  Retail              $   23,919   $   15,039      $  62,148   $   25,588   $   16,113
  Wholesale               25,484       17,423         72,613       23,635       28,959
  Corporate              (23,309)     (17,288)       (63,361)     (27,991)     (26,731)
                         --------     --------       --------      -------    ---------
  Consolidated        $   26,095   $   15,174      $  71,400   $   21,232   $   18,341
                         ========     ========       =========     =======    =========

DEPRECIATION AND AMORTIZATION
  Retail              $    6,552   $    5,378      $  16,209   $    7,094   $    9,105
  Wholesale                1,539        2,364          4,619        3,153        4,405
  Corporate                3,987        4,716         11,872        5,399        4,191
                           -----        ------        -------      -------      ------
  Consolidated        $   12,077   $   12,458      $  32,699   $   15,646   $   17,701
                          ======       ======         ======       =======      ======

CAPITAL EXPENDITURES
  Retail               $  11,277   $    4,747      $  27,235   $    6,915   $    5,273
  Wholesale                  910        1,396          3,898        2,183        1,426
  Corporate                4,101        2,062          7,820        3,838        3,943
                          ------        -----         ------       ------       ------
  Consolidated         $  16,288   $    8,205      $  38,953   $   12,936   $   10,642
                          ======        =====         ======       ======       ======

IDENTIFIABLE ASSETS (AT PERIOD END)
  Retail               $ 273,098   $  351,452
  Wholesale              750,526      399,705
  Corporate              477,471      502,024
                      ----------    ---------
  Consolidated        $1,501,095   $1,253,181
                      ==========   ==========


6.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended September 27, 2003 (Successor)
(In thousands)

                                         Combined
                               Roundy's Subsidiaries Eliminations  Total

                            --------- ------------ ------------ ---------
Revenues:
Net sales and service fees   $421,737   $946,496     $(225,541)  $1,142,692
Other-net                          28        448                        476
                              -------    -------      ---------   ---------
                              421,765    946,944      (225,541)   1,143,168
                              -------    -------      ---------   ---------
Costs and Expenses:
Cost of sales                 379,801    743,010      (220,112)     902,699
Operating and administrative   34,093    174,184        (5,429)     202,848
Interest                        5,499      6,027                     11,526
                              -------    -------      ---------    --------
                              419,393    923,221      (225,541)   1,117,073
                              -------    -------      ---------   ---------

Income Before Income Taxes      2,372     23,723                     26,095
Provision for Income Taxes        949      9,489                     10,438
Equity in earnings of
 subsidiaries                  14,234                  (14,234)
                              --------   --------     ---------   ---------
Net Income                    $15,657   $ 14,234     $ (14,234)  $   15,657
                              ========   ========     =========   =========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirty-nine Weeks Ended September 27, 2003 (Successor)
(In thousands)

                                           Combined
                             Roundy's    Subsidiaries Eliminations   Total
                             ----------- ------------ ------------   -----
Revenues:
Net sales and service fees  $1,179,336   $2,480,157   $(644,661)  $3,014,832
Other-net                          513        1,261                    1,774
                            ----------   ----------   ----------  ----------
                             1,179,849    2,481,418    (644,661)   3,016,606
                            ----------   ----------   ----------  ----------
Costs and Expenses:
Cost of sales                1,059,585    1,969,015    (630,566)   2,398,034
Operating and administrative    94,114      434,483     (14,095)     514,502
Interest                        15,916       16,754                   32,670
                              --------   ----------   -----------  ---------
                             1,169,615    2,420,252    (644,661)   2,945,206
                             ---------   ----------   -----------  ---------

Income Before Income Taxes      10,234       61,166                   71,400
Provision for Income Taxes       4,094       24,466                   28,560
Equity in earnings of
subsidiaries                    36,700                  (36,700)
                              --------    ---------    ---------     -------
Net Income                    $ 42,840     $ 36,700   $ (36,700)  $   42,840
                              ========    =========    =========    ========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended September 28, 2002 (Successor)
(In thousands)
                                          Combined
                              Roundy's  Subsidiaries Eliminations    Total
                             ---------  ------------ ------------  -------
Revenues:
Net sales and service fees   $377,950   $674,988    $(156,325)   $ 896,613
Other-net                          80        604                       684
                               ------    -------     ---------    --------
                              378,030    675,592     (156,325)     897,297
                              -------   --------     ---------   ---------
Costs and Expenses:
Cost of sales                 344,451    547,726     (153,265)     738,912
Operating and administrative   25,519    111,865       (3,060)     134,324
Interest                        4,820      4,067                     8,887
                              -------    --------    ----------    -------
                              374,790    663,658     (156,325)     882,123
                              -------    -------     ----------    -------

Income Before Income Taxes      3,249     11,925                    15,174
Provision for Income Taxes      1,332      4,889                     6,221
Equity in earnings of
  subsidiaries                  7,036                  (7,036)
                               -------    --------    ----------   -------
Net Income                    $ 8,953   $  7,036    $  (7,036)     $ 8,953
                              ========   =========   ==========    =======


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Period from June 7, 2002 to September 28, 2002 (Successor)
(In thousands)
                                       Combined
                           Roundy's  Subsidiaries Eliminations     Total
                           --------  ------------ -------------  --------
Revenues:
Net sales and service fees  $472,395   $846,462    $(196,424)   $1,122,433
Other-net                         68        777                       845
                             --------   --------    ---------    ----------
                             472,463    847,239     (196,424)    1,123,278
                             --------   --------    ---------    ----------
Costs and Expenses:
Cost of sales                430,411    685,946     (192,574)     923,783
Operating and administrative  31,607    139,233       (3,850)     166,990
Interest                       5,891      5,382                    11,273
                             --------   --------    --------    ---------
                             467,909    830,561     (196,424)   1,102,046
                             --------   ---------   ---------   ---------

Income (Loss) Before Income
  Taxes                        4,554     16,678                    21,232
Provision for Income Taxes     1,867      6,838                     8,705
Equity in earnings of
  subsidiaries                  9,840                 (9,840)
                               -------   --------    ---------   --------
Net Income (Loss)            $ 12,527  $  9,840     $ (9,840)   $  12,527
                              ========  =========   ==========   ========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)
                                      Combined
                           Roundy's  Subsidiaries  Eliminations  Total
                          ---------- ------------  ------------  ---------
Revenues:
Net sales and service fees $642,969  $1,179,623     $(276,945)  $1,545,647
Other-net                       (51)        745                        694
                           ---------  ---------     ----------  ----------
                            642,918   1,180,368      (276,945)   1,546,341
                           ---------  ---------     ----------  ----------
Costs and Expenses:
Cost of sales               584,157     958,648      (271,577)   1,271,228
Operating and administrative 49,276     191,699        (5,368)     235,607
SARs and other termination
  costs                       7,400                                  7,400
Interest                      6,498       7,267                     13,765
                            --------   ---------    ---------    ---------
                            647,331   1,157,614      (276,945)   1,528,000
                            --------  ----------    ----------   ---------

Income (Loss) Before Income
  Taxes                      (4,413)     22,754                     18,341
(Benefit) Provision for
  Income Taxes               (1,783)      9,196                      7,413
Equity in earnings of
  subsidiaries               13,558                   (13,558)
                             --------   ---------    ----------   --------
Net Income                 $ 10,928    $ 13,558     $ (13,558)    $ 10,928
                           ==========  ===========  ===========   ========





CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 27, 2003 (Successor)
(In thousands)

                                         Combined
Assets                       Roundy's  Subsidiaries  Eliminations  Total
                             --------- ------------  ------------  -----
Current Assets:
  Cash and cash equivalents  $ 39,722   $ 30,443                  $ 70,165
  Notes and accounts
   receivable-net              26,048     64,952      $ (12,745)    78,255
  Merchandise inventories      66,559    204,940                   271,499
  Prepaid expenses and other    1,032      4,963                     5,995
  Deferred income tax
   benefits                    (8,167)    24,336                    16,169
                               -------   -------        --------   -------
    Total current assets      125,194    329,634        (12,745)   442,083
                              --------   -------        --------   -------

Property and Equipment-Net     13,861     36,840                   315,058

Other Assets:
  Investment in subsidiaries  229,535                  (229,535)
  Intercompany receivables    488,015                  (488,015)
  Deferred income tax
   benefits                    25,640                               25,640
  Notes receivable                500      2,523                     3,023
  Goodwill and other assets   250,842    464,449                   715,291
                              -------    --------       --------   -------
    Total other assets        994,532    466,972       (717,550)   743,954
                              -------    --------       --------   -------

Total assets               $1,133,587 $1,097,803     $ (730,295)$1,501,095
                            =========  =========       ========  =========

Liabilities and
Shareholder's Equity

Current Liabilities:
  Accounts payable          $ 123,774  $ 148,704      $  (6,900) $ 265,578
  Accrued expenses and other   89,202     70,028         (5,845)   153,385
  Current maturities of long-
    term debt                   2,500      1,127                     3,627
  Intercompany payable                   488,015       (488,015)
  Income taxes                (18,837)    31,921                    13,084
                              --------   -------        --------   --------
    Total current
     liabilities              196,639    739,795       (500,760)   435,674
                              --------   -------        ---------  --------

Long-Term Debt                544,657     48,211                   592,868
Other Liabilities              14,493     80,262                    94,755
                              -------    -------       --------- ----------
    Total liabilities         755,789    868,268       (500,760) 1,123,297
                              -------    -------       --------- ----------


Shareholder's Equity          377,798    229,535       (229,535)   377,798
                              -------    -------        --------  --------
Total liabilities and
  Shareholder's equity     $1,133,587 $1,097,803     $ (730,295)$1,501,095
                           ==========  =========      ========== =========




CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 28, 2002 (Successor)
(In thousands)

                                          Combined
Assets                        Roundy's  Subsidiaries  Eliminations     Total
                              -------- -------------  ------------  ---------
Current Assets:
  Cash and cash equivalents    $117,307   $ 22,471                   $139,778
  Notes and accounts receivable-
   net                           35,543      56,317      $ (4,516)     87,344
  Merchandise inventories        63,386     173,079                   236,465
  Prepaid expenses and other    (4,649)      30,276                    25,627
                               -------      -------       -------     -------
    Total current assets       211,587      282,143        (4,516)    489,214
                               -------      -------       -------     -------

Property and Equipment-Net      10,873      203,675                   214,548

Other Assets:
  Investment in subsidiaries   190,732                   (190,732)
  Intercompany receivables     409,761                   (409,761)
  Deferred income tax benefits  25,231                                 25,231
  Notes receivable                 640        2,883                     3,523
  Goodwill and other assets    258,896      389,342                   648,238
                               -------      -------       --------    -------
    Total other assets         885,260      392,225      (600,493)    676,992
                               -------      -------      ---------    -------

Total assets                $1,107,720    $ 878,043    $ (605,009) $1,380,754
                            ==========    =========     ==========  =========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable          $ 127,742     $ 116,146    $   (3,043)  $ 240,845
  Accrued expenses and other   81,314        70,945        (1,473)    150,786
  Current maturities of long-
   term debt                    2,500           461                     2,961
  Intercompany payable                      409,761      (409,761)
                              --------      -------      ---------    -------
    Total current liabilities 211,556       597,313      (414,277)    394,592
                              --------      -------      ---------    -------

Long-Term Debt                546,502        13,322                   559,824

Other Liabilities              14,704        76,676                    91,380
                              --------       -------     ----------  --------

    Total liabilities         772,762       687,311      (414,277)  1,045,796
                              --------      -------      ---------- ---------

Shareholder's Equity          334,958       190,732      (190,732)    334,958
                          -----------      --------     ----------  ---------
Total liabilities and
 shareholder's equity     $ 1,107,720      $878,043     $(605,009) $1,380,754
                          ===========      ========     ========== ==========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the thirty-nine weeks ended September 27, 2003 (Successor)
In thousands

                                                         Combined
                                              Roundy's  Subsidiaries   Total
                                              ---------  ------------ -------
Net Cash Flows From Operating Activities:   $ (15,934)  $120,015    $ 104,081
                                              -------    -------      -------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds         (5,732)   (32,920)     (38,652)
  Payment for business acquisitions net of
   cash acquired                             (132,577)               (132,577)
  Notes receivable                                140        360          500
                                              --------   --------    ---------
  Net cash flows used in investing
   activities                                 (138,169)  (32,560)    (170,729)
                                              --------   --------   ----------
Cash Flows From Financing Activities:
  Proceeds from long-term borrowings
  Settlement of interest rate swap liability
  Debt issuance cost                              (506)                  (506)
  Contributed capital
  Payments of debt                              (1,230)   (1,229)      (2,459)
  Intercompany receivables-net                  78,254   (78,254)
                                                -------  --------      -------
  Net cash flows (used in) provided by
   financing activities                         76,518   (79,483)      (2,965)
                                                ------   --------      -------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                   (77,585)    7,972      (69,613)

Cash And Cash Equivalents, Beginning Of
  Period                                       117,307    22,471      139,778
                                               -------    -------     --------
Cash And Cash Equivalents, End Of Period    $  39,722   $ 30,443    $  70,165
                                               =======    =======     ========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from June 7, 2002 to September 28, 2002 (Successor)
In thousands

                                                         Combined
                                              Roundy's  Subsidiaries  Total
                                              -------- ------------  --------
Net Cash Flows From Operating Activities:     $(29,527) $ 66,590     $ 37,063
                                              --------- --------      -------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds            (934)  (11,665)     (12,599)
  Acquisition consideration                   (539,996)              (539,996)
  Notes receivable                                 (44)      378          334
                                              ---------   -------    ---------
  Net cash flows used in investing
   activities                                  (540,974) (11,287)    (552,261)
                                              ---------   -------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings            475,000               475,000
  Settlement of interest rate swap liability     (6,652)               (6,652)
  Debt issuance cost                            (23,022)              (23,022)
  Contributed capital                           314,500               314,500
  Payments of debt                             (165,900)    (143)    (166,043)
  Intercompany receivables-net                   32,054  (32,654)
                                                -------  --------    --------
  Net cash flows (used in) provided by
   financing activities                         626,580  (32,797)     593,783
                                                -------  --------    --------

Net Increase in Cash and Cash Equivalents        56,079   22,506      78,585

Cash And Cash Equivalents, Beginning Of
  Period
                                                --------  -------    --------
Cash And Cash Equivalents, End Of Period      $  56,079 $ 22,506   $  78,585
                                               =========  =======    ========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)

                                                         Combined
                                             Roundy's  Subsidiaries   Total
                                           ----------  -----------  -------
Net Cash Flows From Operating Activities:   $ (5,620)  $ 50,464    $ 44,844
                                              -------    -------     ------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds        (4,007)    (6,157)    (10,164)
  Notes receivable                               443        436         879
                                               ------     ------    -------
  Net cash flows used in investing
   activities                                 (3,564)    (5,721)     (9,285)
                                              -------    -------     -------
Cash Flows From Financing Activities:
  Payments of debt                           (48,450)      (168)    (48,618)
  Common stock purchased                         (56)                   (56)
  Intercompany receivables-net                 39,915   (39,915)
                                              -------   --------    --------
  Net cash flows (used in) financing
   activities                                  (8,591)  (40,083)    (48,674)
                                              -------   --------    --------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                  (17,775)   4,660      (13,115)

Cash And Cash Equivalents, Beginning Of
 Period                                        23,137     22,379     45,516
                                              --------   --------   --------
Cash And Cash Equivalents, End Of Period     $  5,362   $ 27,039   $ 32,401
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

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees. The results of operations for the thirty-nine weeks ended September 28, 2002 includes the results of the Company for the period from December 30, 2001 to June 6, 2002 (predecessor) and the period from June 7, 2002 through September 28, 2002 (successor).
As part of the Transactions, the Company entered into various financing arrangements and as a result, the Company now has a different capital structure. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of fair market value was recorded as goodwill. Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods.



Statements of Income Data


                     Thirteen Weeks Ended                Thirty-nine Weeks Ended
                  ------------------------------        -------------------------------
                    September 27,      September 28,     September 27,    September 28,
                        2003             2002              2003             2002
                  -----------------  ---------------  -----------------  --------------
(Dollars in thousands):
Revenues:
  Net sales and
   service fees   $1,142,692 100.0%  $896,613  100.0% $3,014,832 100.0% $2,668,080  100.0%
  Other-net              476   0.0        684    0.1       1,774   0.1       1,539    0.1
                   --------- -----    -------   ----   ---------  ----- ----------  -----

Total              1,143,168 100.0    897,297  100.1   3,016,606 100.1   2,669,619  100.1
                   --------- -----    -------  -----   --------- -----   ---------  -----

Cost and Expenses:
  Cost of sales      902,699  79.0    738,912   82.4   2,398,034  79.5   2,195,011   82.3
  Operating and
  administrative     202,848  17.7    134,324   15.0     514,502  17.1     402,597   15.1
  SARS and other
   termination costs                                                         7,400    0.3
  Interest expense    10,673   0.9      8,338    0.9      30,189   1.0      16,857    0.6
  Amortization of
   deferred financing
   costs                 853   0.1        549    0.1       2,481   0.1       1,529    0.1
  Interest rate swap
   termination costs                                                         6,652    0.2

                   ---------  ----    -------  -----   ---------  ----   ---------   ----
                   1,117,073  97.7    882,123   98.4   2,945,206  97.7   2,630,046   98.6
                   ---------  ----    -------  -----   ---------  ----   ---------   ----

Income before
  income taxes        26,095   2.3     15,174    1.7      71,400   2.4      39,573    1.5

Provision for
 income tax           10,438   0.9      6,221    0.7      28,560   1.0      16,118    0.6
                  ----------  ----   --------   -----     ------  -----    -------   ----

Net income        $   15,657   1.4%   $ 8,953    1.0%  $  42,840   1.4%   $ 23,455    0.9%
                  ==========   ====   =======    ====   ========   ====   =========   ====



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

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. The results of operations for the thirty-nine weeks ended September 28, 2002 include the results of the Company for the period from December 30, 2001 through June 6, 2002 (predecessor) and the period from June 7, 2002 through September 28, 2002 (successor). Eliminations represent the intercompany activity between the Company's wholesale operations and its retail operations (in thousands):

                                           Period Ended
                      -----------------------------------------------------
                      Thirteen Weeks Ended          Thirty-nine Weeks Ended
                      -------------------------  --------------------------
                    September 27, September 28, September 27, September 28,
                        2003          2002          2003            2002
                    ------------- -------------  ------------  -----------

Net Sales and Service Fees
  Retail               $668,286     $384,732     $1,639,772    $1,143,100
  Wholesale             844,314      740,533      2,328,958     2,220,330
  Eliminations         (369,908)    (228,652)      (953,898)     (695,350)
                       ---------    ---------    ----------    ----------
Total                 $1,142,692    $896,613     $3,014,832    $2,668,080
                      ==========    =========    ===========   ==========

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

  * SARs and other termination costs include the costs associated with the termination of the predecessor company's stock appreciation rights program and the termination of employment agreements associated with certain former officers of the predecessor company, all of which was incurred in connection with the Transactions. These SARs and other termination costs aggregate $7.4 million for the nine months ended September 28, 2002.

  * Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. In the predecessor company, interest expense also includes $6.7 million interest rate swap termination costs and $0.9 million for the write off of deferred financing costs for the nine months ended
     September 28, 2002.


Three Months Ended September 27, 2003 Compared With Three Months Ended September 28, 2002


Net Sales and Service Fees

Net sales and service fees totaled $1,142.7 million in the third quarter of 2003, a $246.1 million, or 27.4%, increase from $896.6 million in the third quarter of 2002. Retail sales were $668.3 million for the third quarter of 2003, a $283.6 million, or 73.7%, increase from $384.7 million for the third quarter of 2002. This increase in retail sales was primarily due to the effect of five acquired store groups, consisting of 51 stores in total, that now operate under the Company's ownership (collectively, the "Acquired Stores"). These Acquired Stores now operate as: (i) 31 Rainbow retail grocery stores in the Minneapolis-St. Paul area acquired from Fleming in June 2003 and reopened immediately by the Company; (ii) 14 Pick 'n Save retail grocery stores acquired in three separate transactions (as discussed in the Company's first quarter 2003 press release and Form 10-Q); and (iii) six Copps Food Stores in the Madison, Wisconsin area acquired from A & P in April 2003 and reopened in late May and early June 2003. None of the Acquired Stores were owned or operated by the Company in the third quarter of 2002. The Acquired Stores contributed approximately $271.2 million to the third quarter retail sales increase. As of September 27, 2003, the Company operated 111 retail grocery stores including 49 Pick 'n Save stores, 31 Copps stores and 31 Rainbow stores.

Third quarter 2003 same store sales at the Company's retail stores (including acquired Pick 'n Save licensed stores operated in 2002 by their prior owners) improved 2.6% from the third quarter of 2002.

Wholesale sales were $844.3 million for the third quarter of 2003, a $103.8 million, or 14.0%, increase from $740.5 million for the third quarter of 2002. This improvement was due to increased sales to Company-owned stores and new independent customers supplied by the Company's Wisconsin wholesale divisions, as well as new independent customers supplied by the Company's non-Wisconsin wholesale divisions.

Gross Profit

Gross profit was $240.0 million for the third quarter of 2003, an $82.3 million, or 52.2%, increase from $157.7 million for the third quarter of 2002. The increase in the Company's gross profit for the quarter was primarily due to the Acquired Stores. The gross profit percentage for the third quarters of 2003 and 2002 was 21.0% and 17.6%, respectively. The increase in the gross profit percentage for the quarter was primarily due to the increase in sales mix attributable to Company-owned retail stores, which have higher gross profit percentages than the Company's wholesale segment. Retail sales for the third quarter of 2003 represented 58.5% of net sales and service fees compared with 42.9% for the third quarter of 2002. The increase in retail sales concentration was primarily due to the Acquired Stores. The retail gross profit percentage was 25.9% and 24.9% for the third quarter of 2003 and 2002, respectively. The increase in retail gross profit percentage was primarily due to certain of the Company's Acquired Stores which have a higher gross profit percentage than the Company's other stores. Wholesale gross profit percentage was 8.8% in both the third quarters of 2003 and 2002.

Operating and Administrative Expenses

Operating and administrative expenses were $202.8 million for the third quarter of 2003, a $68.5 million, or 51.0%, increase from $134.3 million for the third quarter of 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.8% for the third quarter of 2003 compared with 15.0% in the third quarter of 2002. The percentage increase was attributable to the Acquired Stores and the resulting increased concentration of sales in the Company's retail operating segment for the third quarter of 2003, which has a significantly higher ratio of operating costs to sales than the Company's wholesale operations. Retail operating and administrative expenses increased to 22.3% of retail sales for the third quarter of 2003 compared with 21.0% for the third quarter of 2002 primarily due to a higher ratio of operating costs to sales for certain of the Company's Acquired Stores in comparison to the Company's other stores. In addition, the higher ratio is, in part, attributable to continuing investments in store-level service in these stores consistent with levels experienced during a typical new store ramp-up period. Wholesale operating and administrative expenses decreased to 5.8% of wholesale sales for the third quarter of 2003 compared with 6.5% for the same period in 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased wholesale sales.

Interest Expense

Interest expense (excluding amortization of deferred financing costs) was $10.7 million for the third quarter of 2003, a $2.4 million increase from $8.3 million for the third quarter of 2002. The increase in interest expense was primarily due to increased levels of indebtedness compared with the third quarter of 2002.

Income Taxes

Provision for income taxes was $10.4 million for the third quarter of 2003, an increase of $4.2 million from $6.2 million for the third quarter of 2002. The effective income tax rates for the third quarters of 2003 and 2002 were 40.0% and 41.0%, respectively.

Net Income

Net income was $15.7 million for the third quarter of 2003, a $6.7 million increase from $9.0 million in the third quarter of 2002. The net income margin was 1.4% and 1.0% for the third quarters of 2003 and 2002, respectively.


Nine Months Ended September 27, 2003 Compared With Nine Months Ended September 28, 2002


Net Sales and Service Fees

Net sales and service fees totaled $3,014.8 million for the nine months ended September 27, 2003, a $346.8 million, or 13.0%, increase from $2,668.1 million for the nine months ended September 28, 2002. Retail sales were $1,639.8 million for 2003, a $496.7 million, or 43.4%, increase from $1,143.1 million in 2002. This increase in retail sales was primarily due to the effect of the Acquired Stores, which contributed approximately $472.0 million of the increase. As of September 27, 2003, the Company operated 111 retail grocery stores including 49 Pick 'n Save stores, 31 Copps stores and 31 Rainbow stores.

Year-to-date 2003 same store sales at Company-owned retail stores
(including acquired Pick 'n Save licensed stores operated in 2002 by their prior owners)improved 2.1% from 2002.

Wholesale sales were $2,329.0 million for 2003, a $108.6 million, or 4.9%, increase from $2,220.3 million in 2002. This increase was primarily due to increased sales to Company-owned stores in the Wisconsin wholesale divisions partially offset by lower sales to customers served by the Company's non-Wisconsin divisions due to heightened retail competition.

Gross Profit

Gross profit was $616.8 million for 2003, a $143.7 million, or 30.4%, increase from $473.1 million in 2002. The increase in the Company's gross profit was due to the Acquired Stores, an increase in sales mix attributable to higher profits derived by Company-owned retail stores and increased wholesale sales. The gross profit percentage for the same periods of 2003 and 2002 was 20.5% and 17.7%, respectively. The increase in gross profit percentage for 2003 was primarily due to the increase in sales mix attributable to Company-owned retail stores which have higher gross profit percentages than the Company's wholesale segment. Retail sales for 2003 represented 54.4% of net sales and service fees compared with 42.8% for the same period in 2002. The retail gross profit percentage was 25.6% and 24.9% for 2003 and 2002, respectively. The increase in retail gross profit percentage was primarily due to certain of the Company's Acquired Stores which have a higher gross profit percentage than the Company's other stores. Year-to-date 2003 wholesale gross profit percentage was 9.2% as compared with 9.0% in 2002.

Operating and Administrative Expenses

Operating and administrative expenses were $514.5 million for 2003, a $111.9 million, or 27.8%, increase from $402.6 million in 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.1% for 2003 compared with 15.1% in 2002. The percentage increase was attributable to the Acquired Stores and the resulting increased concentration of sales in the Company's retail operating segment in 2003, which has a significantly higher ratio of operating costs to sales than its wholesale operations. Retail operating and administrative expenses increased to 21.8% of retail sales for 2003 compared with 21.3% for 2002. This increase was due to pre-opening expenses associated with the certain Acquired Stores as well as continuing store-level service investments in these stores. Wholesale operating and administrative expenses decreased to 6.1% of wholesale sales for 2003 as compared with 6.6% for 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased wholesale sales.

Interest Expense

Interest expense (excluding amortization of deferred financing costs and interest rate swap termination costs) was $30.2 million for 2003, a $13.3 million increase from $16.9 million for 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's stock by RAC in June 2002.

Income Taxes

Provision for income taxes was $28.6 million for 2003, an increase of $12.4 million from $16.1 million for 2002. The effective income tax rates for the first nine months of 2003 and 2002 were 40.0% and 40.7%, respectively.

Net Income

Net income was $42.8 million for 2003, a $19.4 million increase from $23.5 million for the prior year. In 2002, the Company recorded pre-tax one-time charges of $6.7 million relating to the termination of an interest rate swap and $7.4 million relating to the termination of the predecessor Company's SARs program and termination of employment agreements associated with certain former officers of the predecessor Company. The net income margin was 1.4% and 0.9%, respectively, for 2003 and 2002.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $70.2 million at September 27, 2003, compared with $139.8 million at December 28, 2002. Cash flows provided by operating activities were $104.1 million for the nine months ended September 27, 2003. Net cash used in investing activities totaled $170.7 million primarily due to the Prescott's Acquisition of $47.8 million, the cash portion of the Rainbow Minneapolis Acquisition of $67.1 million, the Copps Madison Acquisition of $21.1 million and capital expenditures. Net cash used in financing activities for the nine months ended September 27, 2003 totaled $3.0 million.

Capital expenditures totaled $39.0 million for the nine months ended September 27, 2003. Capital expenditures consisted primarily of remodeling and maintenance of newly acquired and existing retail stores as well as maintenance of the wholesale distribution network. Total capital expenditures for fiscal 2003, excluding any acquisitions, are estimated to be approximately $60 million. The Company's senior credit facility was amended to approve the Rainbow Minneapolis Acquisition and increase capital expenditure limits in 2003 and later years primarily to allow for (i) the remodeling of the Company's expanded store base and (ii) the upgrade of the Wisconsin distribution facilities that service these stores.

Working capital amounted to $6.4 million at September 27, 2003, compared with $94.6 million at December 28, 2002. The decrease was primarily related to a reduction in cash and cash equivalents resulting from the use of cash for the Prescott's Acquisition, the Copps Madison Acquisition, the Rainbow Minneapolis Acquisition and capital expenditures.

As a result of the Transactions, the Company has significant debt service obligations, including interest, in future years. On June 6, 2002, in connection with the Transactions, the Company entered into a credit agreement with various lenders, (the "Credit Agreement"), allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The Credit Agreement requires 28 consecutive quarterly payments, the first 24 of which are $625,000 each and the last four are $58.8 million each. In addition, the Company issued $300.0 million in aggregate principal amount of the Notes of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

The Credit Agreement contains various restrictive covenants which: (i) prohibit the Company from prepaying other indebtedness, (ii) require the Company to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to Consolidated EBITDA (as defined in the Credit Agreement) and (c) a maximum ratio of total debt to Consolidated EBITDA; and (iii) require the Company to satisfy financial condition tests including annual limitations on capital expenditures. In addition, the Credit Agreement prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the Credit Agreement or if payment creates a default under the Credit Agreement. Failure to comply with these covenants could have a material adverse impact upon the Company's financial condition. The Company was in compliance with its quarterly covenants at September 27, 2003.

The indenture governing the Notes, (the "Indenture") among other things,
(i) restricts the Company's ability and the ability of its subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of its subsidiaries to pay dividends or make certain payments to it; and (iii) places restrictions on the Company's ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

Concurrent with the Rainbow Minneapolis Acquisition, the Company incurred $36.2 million of additional capitalized lease obligations associated with seven stores. Under the Company's senior credit facility, capitalized lease obligations are included in senior indebtedness for the purpose of calculating the Company's credit statistics. The Company's senior credit facility was amended to allow this additional indebtedness to be incurred in connection with the Rainbow Minneapolis Acquisition.

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

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States require the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements and management's discussion and analysis contained in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

          The Company carried out an evaluation as of September 27, 2003 (the "Evaluation Date"), under the supervision and with the participation of the Company's management, including the Company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-14 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures (as defined in Rule 15d-14 under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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


       (b)  Reports on Form 8-K

       The following reports on Form 8-K were filed during the quarter ended September 27, 2003:


                          Date of
        Date Filed        Report        Item
        --------------   ---------      ------
        August 7, 2003   August 7,      The Company reported (and filed as
                         2003           an Exhibit a press release
                                        announcing) financial results for
                                        the six months ended June 28,
                                        2003.

        August 21, 2003  August 21,     The Company filed a report on Form
                         2003           8-K/A relating to its June 2003
                                        acquisition of certain of the
                                        assets of Fleming Companies, Inc.
                                        and Rainbow Food Group, Inc.








                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         ROUNDY'S, INC.
                                         ----------------
                                          (Registrant)





Date:     November 10, 2003                /s/ROBERT A. MARIANO
          ----------------                ----------------------------------
                                          Robert A. Mariano, Chairman of the
                                          Board, Chief Executive Officer and
                                          President(Principal Executive Officer)












Date:     November 10, 2003                /s/DARREN W. KARST
          ----------------                ----------------------------------
                                          Darren W. Karst, Executive Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)










                              Roundy's, Inc.
  Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended September 27, 2003

                               EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                          Description
-------                        -------------
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