Form 10-K
period 2004-01-03
ROUNDYS INC
filed 2004-03-29
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 3, 2004

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

       Wisconsin                                        39-0854535
--------------------------------                        ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

         875 E. Wisconsin Avenue
      Milwaukee, Wisconsin                          53202
-----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (414)231-5000
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

As of March 26, 2004 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is controlled by the Willis Stein Funds (as defined in Item 1. BUSINESS) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                 Roundy's, Inc.
                                    Form 10-K
                    For the fiscal year ended January 3, 2004


                                TABLE OF CONTENTS


PART I                                                                    Page

Item 1.          Business                                                     1

Item 2.          Properties                                                  13

Item 3.          Legal Proceedings                                           14

Item 4.          Submission of Matters to a Vote of Security Holders         14

Part II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                   Matters                                                   14

Item 6.          Selected Financial Data                                     15

Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       17

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk  25

Item 8.          Financial Statements and Supplementary Data                 26

Item 9.          Changes In and Disagreements With Accountants on Accounting
                   and Financial Disclosure                                  60

Item 9a.         Controls and Procedures                                     60

PART III

Item 10.         Directors and Executive Officers of the Registrant          61

Item 11.         Executive Compensation                                      65

Item 12.         Security Ownership of Certain Beneficial Owners and
                   Management                                                68

Item 13.         Certain Relationships and Related Transactions              69

Item 14.         Principal Accountant Fees and Services                      70

PART IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K                                                  70

SIGNATURES

EXHIBIT INDEX

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed herein (see "Risk Factors" at the end of Item 1). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).


ITEM 1.  BUSINESS

Background
Roundy's, Inc. ("Roundy's," and together with its subsidiaries, the "Company") wholesale operations date back to 1872, when Roundy, Peckham & Dexter, a privately owned wholesaling company, was formed. In 1952, Roundy, Peckham & Dexter was sold to certain of its customers and the company was incorporated as Roundy's, Inc. Through the 1970s, Roundy's continued to operate as a retailer-owned cooperative, with food wholesaling operations largely focused in Wisconsin. In the early 1980s, Roundy's initiated a strategic plan to grow the wholesale operations by strategically acquiring food wholesalers both within and around Wisconsin. Roundy's opened the first Pick 'n Save store in 1975 and built a base of Company-owned and operated retail stores throughout the 1980s and 1990s.

From 2000 through 2003, Roundy's embarked on a strategy of further expanding its retail store base through selective acquisitions. Roundy's is a leading food retailer in the state of Wisconsin. As of January 3, 2004, the Company owns and operates 115 retail grocery stores, of which 77 are located in Wisconsin, 31 are located in Minnesota and seven are located elsewhere in the Midwest. The Company distributes a full line of food and non-food products from seven wholesale distribution centers in four Midwestern states and provides services to approximately 800 licensee and independent retail locations in Wisconsin and throughout the Midwest.

On June 6, 2002, all of the issued and outstanding capital stock of Roundy's was purchased by RAC from its former owners. This purchase is referred to throughout this report as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 89% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors. The remaining RAC common and preferred stock is owned by certain members of management (see "ITEM 12. Security Ownership of Certain Beneficial Owners and Management"), including Messrs. Mariano and Karst (who purchased RAC stock in connection with the Transactions - see ITEM 13. Certain Relationships and Related Transactions - Equity Arrangements) and Messrs. Fryda, Rosanova and Abraham.

For purposes of comparison, the results of operations for the period from June 7, 2002 to December 28, 2002 will be combined with the results of operations of Roundy's for the period from December 30, 2001 to June 6, 2002 and then compared with the results of operations of Roundy's for the year ended January 3, 2004. For purposes of the financial statement presentation, the Predecessor Company refers to the Company prior to the consummation of the Transactions and Successor Company refers to the Company after the consummation of the Transactions.

Retail Operations. As of January 3, 2004, the Company operated 115 Company-owned retail grocery stores primarily under the Pick 'n Save, Copps and Rainbow Foods banners. Approximately half of the Pick 'n Save, Copps and Rainbow Foods stores are combination food and drug stores, offering all of the products and services typically found in a traditional supermarket as well as a pharmacy, a broad line of health and beauty care products and a large selection of seasonal merchandise. During fiscal years 2003, 2002 and 2001 the stores (including stores operated while under previous ownership) experienced annual same store sales growth of 2.7%, 1.6% and 3.5%, respectively.

Pick 'n Save. In addition to the 52 Company-owned stores, the Company also licenses the Pick 'n Save brand name to independent retailers operating 43 locations primarily in Wisconsin. The Pick 'n Save stores are operated as high volume, everyday low price ("EDLP") retail grocery stores that seek to provide customers with the lowest tape total in their respective market. This low price strategy is uniquely complemented by a broad assortment of high quality perishables and a focus on providing the same level of customer service and variety found in traditional supermarkets. For example, many Pick 'n Save stores have pharmacies, in-store banks and full service deli, meat and bakery departments.

Copps. The majority of the Copps stores are operated as combination food and drug stores, with the remainder operated as traditional supermarkets. The Company believes that the Copps stores have developed a reputation within their markets for providing a high level of customer service and quality perishables.

Rainbow Foods. The Company acquired 31 Rainbow Foods stores in the greater Minneapolis/St. Paul metropolitan area from Fleming Companies, Inc. ("Fleming") in June 2003. The majority of the Rainbow Foods stores are operated as combination food and drug stores, with the remainder operated as traditional supermarkets.

Wholesale Operations. From seven strategically located wholesale distribution centers in Wisconsin (3), Indiana (2), Ohio (1) and Illinois (1), the Company supplies over 30,000 products to approximately 800 licensee and independent retail locations in addition to its Company-owned stores. The Company's customer base includes Company-owned stores, licensed Pick 'n Save locations and single and multi-location independent retailers. The Company is a full-service distributor with a broad product line that includes dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products offered under both national brands and private labels, including the Company's "Roundy's" and "Old Time" labels. The seven wholesale distribution centers aggregate approximately 3.6 million square feet, approximately 82% of which the Company owns. The Company believes that the size of its wholesale net sales volume provides it with economies of scale and substantial purchasing power.

Retail Operations
Company-owned retail grocery stores are operated primarily under the Pick 'n Save, Copps and Rainbow Foods banners. Over the past four years, the Company has grown its retail operations through several selective retail store acquisitions in the Company's existing and contiguous markets. As a result, the number of Company-owned stores has increased from 61 at the end of 2001 to 119 as of March 26, 2004.


                                     As of               Fiscal Year Ended
                                  March 26, 2004    2003       2002       2001
                                  --------------    ----       ----       ----
Pick 'n Save format stores             56           52          39          36
Copps format stores                    32           32          25          25
Rainbow Foods format stores            31           31          --          --
                                      ---          ---          --          --
   Total Company-owned stores         119          115          64          61
                                      ===          ===          ==          ==

As of January 3, 2004, the Company's retail stores were located in Wisconsin
(77), Minnesota (31), Michigan (four), Ohio (two) and Illinois (one). The Company's stores range in size from 25,900 to 130,000 square feet.

The Company has focused on leveraging its strong brand names, high level of customer service, high quality perishables and strategically located stores, to increase market share. The Pick 'n Save banner maintains the number one market share position in the Milwaukee metropolitan area. Additionally, through the Pick 'n Save and Copps banners, the Company also maintains the number one market share position in several other large Wisconsin markets, including Madison, Appleton, Racine, Fond du Lac, Oshkosh, West Bend and Kenosha.

Pick 'n Save. The Company's 52 Pick 'n Save format stores are located primarily in Wisconsin (49) and are operated as high volume, EDLP retail grocery stores that seek to provide customers with the lowest tape total in their respective markets. This low price strategy is uniquely complemented by a broad assortment of high quality perishables and a focus on providing the same level of customer service and variety found in traditional supermarkets. For example, 21 Pick 'n Save stores have full-service pharmacies operated by Aurora Healthcare, 35 have in-store banks that are leased and operated by third party financial institutions, and substantially all have full-service deli, meat and bakery departments.

Pick 'n Save format stores are generally large, modern and situated in high traffic areas. These stores follow a merchandising strategy in which they provide high quality perishables while maintaining everyday low prices. The Pick 'n Save format stores also carry approximately 2,250 private label products under both the Roundy's and Old Time labels.

Copps. The Company's 32 Copps format stores operate in Wisconsin (28 stores operate under the Copps banner) and in Michigan (four stores operate under the Orchard Foods banner). The majority of the Copps stores operate as combination food and drug stores, with the remainder operated as traditional supermarkets. The Company believes that the Copps stores have developed a reputation within their respective markets for providing a high level of customer service and high quality perishables. In addition, the Copps stores operate under a promotion-driven pricing strategy through weekly advertising circulars.

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

Copps stores seek to be service leaders in their given markets with a broad range of high quality products. The Company's Copps stores provide an extensive range of services in a modern and attractive store environment. In addition, 17 of the Copps stores have full-service pharmacies operated by Aurora Healthcare and most stores have ATM machines and/or in-store banks.

Rainbow Foods. The majority of the Company's 31 Rainbow Foods format stores operate as combination food and drug stores, with the remainder operated as traditional supermarkets.

The Rainbow Foods stores are large facilities and are generally located in high-traffic areas of the Minneapolis/St. Paul metropolitan market. A typical Rainbow Foods store consists of a center section featuring dry grocery products (including frozen foods), general merchandise and health and beauty care products. This center section is bordered by specialty departments that are carefully managed with respect to product presentation, size, decor and appearance. The peripheral areas typically include produce (with a nearby natural foods section), meat, seafood, bakery, deli and dairy departments.

Rainbow Foods stores seek to provide strong perishable department offerings and competitive prices across all departments. These stores also offer a broad range of services, including full-service, Company-operated pharmacies in 17 stores and ATM machines and/or in-store banks in the majority of the stores.

Wholesale Operations
The Company's wholesale operations sell and distribute a broad range of food and non-food products to (i) Company-owned retail stores; (ii) licensed Pick 'n Save stores; and (iii) independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

Customers Served. The Company's wholesale segment distributes to (i) 115 Company-owned stores; (ii) 43 licensed Pick 'n Save stores; and (iii) approximately 780 independent retail locations. Roundy's is the primary supplier for all of the Company-owned stores and licensed Pick 'n Save stores and the Company believes that the majority of its independent retail customers also use the Company as their primary supplier. The following chart illustrates the percentage of the Company's wholesale net sales sold to each customer group:

   Customer Type                                 Fiscal Year Ended
                                         2003            2002            2001
                                         ----           ------          -----
Company-owned stores                     42.3%           32.4%           29.5%
Licensed Pick 'n Save stores             16.1            22.3            22.8
Independent retailers                    41.6            45.3            47.7
                                        -----           -----           -----
   Total                                100.0%          100.0%          100.0%
                                        =====           =====           =====


The Company believes it has a balanced customer base that ranges from small, conventional grocery store operators to large, modern superstores. The majority of its customers are independent, conventional food retailers operating one or more stores. As of January 3, 2004, approximately 130 of the customers operated more than one retail food store. However, on an aggregate dollar basis, the majority of the Company's net sales are derived from sales to Company-owned stores and to licensed Pick 'n Save stores. The Company believes that this diversification of its wholesale customer base, including the concentration of sales in its Company-owned stores, provides it with a wholesale revenue stream that is not dependent upon any single customer or group of customers. In addition, the Company believes it has been successful at building long-term relationships with its broad base of customers. In 2003, the Company's largest independent customer accounted for approximately 5.0% of the Company's net wholesale sales.

The Company has long-term license and supply contracts in place with approximately 180 of the retail locations that it serves, which corresponds to approximately $1.0 billion, or 30.0%, of its total wholesale net sales for 2003. These license and supply contracts contain numerous provisions that serve to strengthen customer relationships, including, in many cases, (i) license of the Pick 'n Save banner; (ii) sublease of the real property and associated buildings; (iii) long term duration (current remaining average duration of over five years); (iv) minimum purchase amounts; (v) the supply of the Company's private labels, including the Roundy's and Old Time labels; (vi) the Company's right of first refusal to purchase licensed Pick 'n Save locations; and (vii) other value-added services provided by the Company. As a result of the license and supply agreements in place with several of its customers, the Company believes that it has created strong economic incentives for both its licensed customers and its other independent customers under supply contracts to maintain their relationship with and maximize their purchases from the Company.

Licensees. In addition to Company-owned stores, the Company also licenses the Pick 'n Save brand name to 43 independent retail stores located primarily in Wisconsin. Under the terms of each licensing agreement, the Company allows the licensees to use the Pick 'n Save banner free of charge in exchange for entering into supply agreements in which the licensees agree to purchase a majority of their product requirements from the Company.

Products. The Company offers customers over 30,000 products across seven different primary product categories, including dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and non-food products. The Company sells most nationally advertised brands as well as numerous products under its private and controlled labels.

Private Labels. Private and controlled labels include Roundy's, Old Time and IGA. The Company developed the Roundy's brand private label in the late 1800s, and today, the label consists of over 2,000 items. The Company attempts to position these items as being of equal or better quality than the comparable branded product, but offered at a lower price. The Company also owns the Old Time brand which consists of approximately 250 items and is positioned as a value alternative to the Roundy's brand. Roundy's and Old Time are the primary private labels in the Company-owned Pick 'n Save and Rainbow Foods stores and substantially all of the Company's independent retail customers' stores. IGA is the primary private label in the Copps format stores.

Procurement. The Company believes it has developed economies of scale and substantial purchasing power with respect to its suppliers. The Company believes that its ability to procure products at the best available prices provides it with a competitive advantage by allowing it to sell its merchandise to customers at competitive prices.

The Company conducts product procurement at both corporate and divisional levels depending on the type of product. Products that are based on local market demand/preferences are typically procured at the divisional level. Other products such as milk, bread, spices, ice cream and certain meats, as well as private label products, are purchased centrally at the corporate level. The Company intends to further centralize the procurement functions at the corporate level which it believes will enable it to be more efficient. The Company purchases products from numerous vendors, with no vendor representing more than approximately 7% of total purchases in 2003.

Distribution Network. The Company conducts its wholesale operations through seven distribution centers aggregating approximately 3.6 million square feet, approximately 82% of which it owns. Distribution centers are located in Wisconsin (3), Indiana (2), Ohio (1) and Illinois (1). On average, the distribution centers serve a geographic radius of approximately 250 miles and most customers are within approximately 125 miles of the primary distribution center serving them. The Company's distribution network is supported by a modern fleet of 268 tractors, 762 trailers and 10 delivery trucks. The average age of the tractors and trailers is three years and five years, respectively.

Value-Added Services. In an effort to both help its customers compete more effectively and to enhance and solidify the relationships with its customers, the Company offers certain value-added services to Pick 'n Save licensees and its independent customers. These services include market analysis, business development and inventory control and retail training. The Company provides the vast majority of these services to its customers at minimal or no additional fee. Many of these services are provided by Company-employed regional retail counselors and merchandising specialists.

Capital Investment in Customers. As part of the value-added services the Company offers to retailers, it occasionally leases equipment to retailers, provides capital to qualified customers through secured loans and becomes primarily or secondarily obligated under customer store leases. In making credit and investment decisions, the Company considers many factors, including estimated return on capital and assumed risks and benefits (including its ability to secure long-term supply contracts with these customers).

- Secured Loans and Lease Guarantees. The Company selectively makes loans to customers for store expansions or improvements. The Company has a corporate finance committee that carefully analyzes each loan application according to strict written standards. These loans are typically secured by inventory and store fixtures, have personal guarantees, bear interest at rates above the prime rate and are for terms of five to seven years. The Company's portfolio of loans to its wholesale customers had an aggregate balance of approximately $4.4 million at January 3, 2004 and approximately $7.5 million at December 28, 2002. In addition, the Company occasionally guarantees loans and lease obligations for certain of its customers. As of January 3, 2004, the Company guaranteed approximately $0.3 million of a lease obligation of one of its independent retail customers.

- Store and Equipment Leases. On an individual basis, the Company occasionally subleases store sites and equipment to qualified customers, generally at a premium to its cost of the primary lease. This enables these customers to be more economically competitive with larger grocery store chains and allows them to bid on store sites at favorable rates. In exchange, the Company receives tangible benefits from these activities as it requires customers to direct a majority of its purchasing activities to its wholesale operations during the term of the sublease, and the Company gains a right of first refusal on the store in the event it is sold. In Fiscal 2003, 2002 and 2001, the Company received aggregate sublease rental income of $17.4 million, $21.7 million and $21.8 million, respectively, from a diverse group of Pick 'n Save licensees and independent customers.

Competition
The grocery and wholesale food distribution industries are highly competitive. In order to compete effectively, the Company must have the ability to meet fluctuating competitive market prices, provide a wide variety of perishable and nonperishable products, deliver product promptly and efficiently and provide the related services which are required by modern supermarket operations.

The Company competes with companies having greater financial resources than it including: regional and national grocery wholesalers and with a number of other businesses which market their products directly to retailers. The Company's wholesale customers and its Company-owned stores also compete at the retail level with several chain store organizations, which also have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national businesses. The Company's success is in large part dependent upon the ability of its Company-owned retail stores and wholesale customers to compete with larger grocery store chains.

In competing for customers, emphasis is placed on quality and assortment of products, competitive product cost, low service fees and reliability of scheduled deliveries. The Company believes that success in the wholesale food industry is dependent upon the success of its retail store customers who are also engaged in a competitive, low profit margin industry.

Employees
As of January 3, 2004 the Company had 19,999 employees, including 9,356 full-time employees and 10,643 part-time employees. The following table illustrates the approximate allocation of the Company's employees by functional area as of January 3, 2004:

                                                Number
                                                 of             % of
Area                                           Employees        Total
----                                           ---------        -----
Executive, administrative and clerical           1,451           7.3%
Warehouse, processing and drivers                1,658           8.3
Retail operations                                6,247          31.2
Part-time employees in all areas                10,643          53.2
                                                ------          -----
   Total                                        19,999         100.0%
                                                ======         =====

Approximately 8,000, or 40%, of the Company's employees are covered by 28 collective bargaining agreements (typically having three to five year terms) negotiated with several different local unions. Approximately 1,000 and 700 of the unionized employees are currently working under the terms of union contracts which expired in 2002 and 2003, respectively and the Company is currently in the process of renegotiating these expired agreements. Another 1,500 unionized employees are working under contracts that will expire during 2004, and the remainder are under contracts that will expire in 2005 through 2007. The Company does not anticipate difficulty in renegotiating these contracts. The Company believes that its relationships with its employees are good.

Management Information Systems
The Company maintains state-of-the-art management information systems in order to realize greater operating efficiencies and customer service and to minimize its cost of operations. The Company believes that the installation of buying, inventory tracking and receiving systems has resulted in significant cost savings.

The Company operates a centralized financial reporting system that automatically pulls general ledger, accounts payable, fixed assets and payroll data from each of its divisions. The Company has also installed an accounts payable, purchasing and receiving system in each of its divisions that quickly reconciles these accounts and eliminates duplicative paperwork.

The Company has installed state-of-the-art inventory tracking systems in each of its divisions. Through the use of these systems, the Company can monitor and control the flow of inventory in its warehouses from delivery to dispatch. While in the warehouse, the system can identify both the location and quantity of inventory and can formulate the most efficient route for the product to be pulled to fill a customer order. As a result of the implementation of these systems, the Company has reduced warehouse shrinkage, inventory spoilage and delivery scratch rates, all of which have helped to increase overall profitability.

Trade Names, Service Marks and Trademarks
The Company uses a variety of trade names, service marks and trademarks. The Company owns the Pick 'n Save name and licenses it to retailers operating 43 stores. These licensees pay no licensing fees and substantially all have executed a license and supply agreement which requires them to purchase the majority of their products from the Company. The Company also has trademarks, registered or otherwise, including Roundy's, Pick 'n Save, Copps, Rainbow and Old Time, which it uses in the ordinary course of business.

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

This level of competition has caused the Company's industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry's already low profit margins. In addition to price competition, food wholesalers also compete with regard to quality, breadth and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. Similarly, in the retail arena, participants also compete with regard to quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. As a result of these pressures, alternative format food stores such as warehouse stores and supercenters, benefiting from concentrated buying power and low-cost distribution technology, have increasingly gained market share at the expense of traditional supermarket operators, including independent operators, some of whom are the Company's customers. The market share of such alternative format stores is expected to grow in the future. Another result of these pressures can be seen in vendors increasingly directing their efforts to large retail supermarket chains that are capable of purchasing directly from producers and distributing products to their supermarkets for sale to consumers. The Company believes that these changes have contributed to lower profitability levels for many of its customers.

Food wholesalers also compete based on willingness to invest capital in their customers. Some of the Company's competitors have, and its new competitors may have, substantially greater financial and other resources than the Company.
 Further consolidation in the industry, heightened competition among the Company's suppliers, new entrants and trends toward vertical integration could create additional competitive pressures that reduce margins and adversely affect the Company's business, financial condition and results of operations.

Growth management and integration of the Company's acquisitions
As part of the Company's long-term strategy, the Company intends to pursue strategic acquisition opportunities in the retail grocery store industry in and around its existing primary market of Wisconsin. The Company has engaged in and continues to engage in evaluations and discussions with respect to potential acquisitions.

The Company faces risks commonly encountered with a "growth through acquisition" strategy. These risks include, but are not limited to, incurring significantly higher than anticipated financing related risks and operating expenses; failing to assimilate the operations and personnel of acquired businesses; failing to adequately assess unknown environmental conditions; failing to install and integrate all necessary systems and controls; losing customers; entering markets in which the Company has no or limited experience; disrupting its ongoing business; and dissipating its management resources.

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

Subject to the provisions of the Company's indenture, the Company has the ability to continue, and possibly increase, the amount of loans, guarantees and subleases to its licensed Pick 'n Save wholesale customers and its independent retail customers. Credit losses from existing or future loans or commitments may have a material adverse effect on the Company's business, financial condition and results of operations.

Loss of the services of any member of senior management team affects our business
The Company depends on the services of its senior management team. The loss or interruption of the continued full-time services of certain key personnel including Robert A. Mariano, Chairman, President and Chief Executive Officer, and Darren W. Karst, Executive Vice President and Chief Financial Officer, could have a material adverse effect on the Company's business and there can be no assurance that it will be able to find replacements with equivalent skills or experience at acceptable salaries. The Company does not maintain key man life insurance for any of the members of its senior management team other than Robert
A. Mariano and it does not have employment agreements with any members of its senior management team other than Robert A. Mariano, Darren W. Karst, Gary L. Fryda and Donald S. Rosanova.

Labor
Approximately 40% of the Company's employees in its retail and wholesale operations are covered by collective bargaining agreements. The Company's relations with the unionized portion of its workforce may not remain positive and its workforce may initiate a strike, work stoppage or slowdown in the future. In the event of such an action, the Company's business, financial condition and results of operations could be negatively affected, and it may not be able to adequately meet the needs of its customers utilizing its remaining workforce. In addition, the Company may have similar actions with its non-unionized workforce.

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

Environmental regulation
The Company is subject to increasingly stringent federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to its facilities and the land on which the Company facilities are situated, regardless of whether the Company leases or owns the facilities or land in question and regardless of whether such environmental conditions were created by it or by a prior owner or tenant. For example, under applicable environmental laws the Company may incur expenses with regard to the operation of fuel centers at certain locations. Known or unknown environmental conditions relating to prior, existing or future facility sites, the Company's activities or the activities of its predecessor in interest may have a material adverse effect on the Company. It is difficult to predict future environmental costs as the costs of environmental compliance vary significantly depending on the extent, source and location of the contamination, geological and hydrological conditions, available reimbursement by state agencies, the enforcement policies of regulatory agencies and other factors.

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

Principal stockholders may have interests in conflict with the interests of noteholders
The Willis Stein Funds and associated investors own approximately 89% of the equity of RAC, the Company's parent Company and the sole stockholder of Roundy's. Under the terms of a security holders agreement, all of the stockholders of RAC have agreed to vote in favor of those individuals designated by the Willis Stein Funds to serve on the board of directors of RAC and Roundy's, Inc. and the Willis Stein Funds have the right to appoint a majority of the directors. As a result, the Willis Stein Funds have the ability to control the policies and operations of the Company. Circumstances may occur in which the interests of the Willis Stein Funds, as the principal stockholders of the parent, could be in conflict with the interests of holders of the Company's $300 million 8 7/8% Senior Subordinated Notes due 2012 (the "Notes"). In addition, equity investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the Notes.

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

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in Milwaukee, Wisconsin. The Company's 15-year lease is for approximately 115,000 square feet of office space. The former corporate headquarters located in Pewaukee, Wisconsin and owned by the Company is actively being marketed for sale.

As of January 3, 2004, the Company conducted wholesale activities in the following warehouses:



                             Approximate
                               Square      Type of
Location                      Footage      Interest    Products Distributed
Wauwatosa, Wisconsin          784,000       Owned      All product lines,
                              310,000      Leased(1)   except non-food products

Mazomanie, Wisconsin          225,000      Leased      Dry groceries and
                                                       non-food products

Stevens Point, Wisconsin      446,000      Owned       All product lines,
                                                       except non-food products

Westville, Indiana            656,000      Owned       All product lines,
                                                       except non-food products

Lima, Ohio                    515,000      Owned       All product lines, except
(two facilities)              118,000      Leased(2)   produce and non-food
                                                       products

Eldorado, Illinois            375,000      Owned       Dry grocery products

Evansville, Indiana           136,000      Owned       Frozen food, meat and
                                                       dairy products


(1) Leases ending December 31, 2004 and September 30, 2005.
(2) Lease ending December 31, 2004. The Company may extend this lease, at its option, for two one-year periods.

In addition to the above, as of January 3, 2004, the Company operated 115 retail grocery stores, ranging from 25,900 to 130,000 square feet. These facilities are primarily occupied by the Company under leases with primary terms ending from 2004 to 2024. Of these stores, only two have leases that expire prior to January 1, 2005.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations. All of the Company's owned properties are subject to liens under its senior credit facility.

Transportation
As of January 3, 2004, the Company's primarily owned transportation fleet for distribution operations consisted of 268 tractors, 762 trailers and 10 straight delivery trucks. In addition, the Company owns or leases 40 automobiles and 37 vans.

Computers
The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that its computer systems are adequate for the Company's operations.

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

The Company is involved in litigation with a former officer and employee of Roundy's stemming from the termination of such employee's employment in 2001. In 2003 a judgment was issued in the suit in favor of the Company. The plaintiff has filed a timely appeal. The Company does not believe that the plaintiff will prevail through the appeal process. However, if the plaintiff is successful through the appeal process, the Company believes that such a decision will not result in any material liability on its part.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

All of the Company's common stock is held by RAC and there is no established public trading market therefor. Prior to the consummation of the Transactions on June 6, 2002, the Company was operated as a cooperative and had a history of paying patronage dividends to its stockholders who were members of the cooperative. On June 6, 2002, the Company entered into a Credit Agreement that contains various restrictive covenants which prohibit it from declaring or paying any dividends. The Company has no present intention to pay dividends in the foreseeable future.

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


(Dollars in thousands)                    Successor                                                     Predecessor
                                -----------------------------------   --------------------------------------------------------------
                              Fiscal Year Ended June 7, 2002 to December 30, 2001        Fiscal Year Ended
                                                                                  -------------------------------------------------
                               January 3, 2004  December 28, 2002 to June 6, 2002    2001                2000                1999
                               ----------------- -----------------  ------------- ------------       ------------         --------
Statement of Income Data:(1)
Revenues:
Net sales and service fees(2)     $ 4,381,078     $ 2,076,568     $ 1,559,469     $ 3,387,762        $ 2,930,033        $ 2,656,832
Other-net(3)                            2,188           1,207             694           2,057              7,174             10,118
                                  -----------     -----------     -----------     -----------        -----------        -----------
                                    4,383,266       2,077,775       1,560,163       3,389,819          2,937,207          2,666,950
                                  -----------     -----------     -----------     -----------        -----------        -----------

Costs and Expenses:
Cost of sales(2) (4)                3,502,219       1,709,900       1,285,050       2,825,954          2,514,314          2,368,673
Operating and administrative(4)       743,524         313,057         235,607         494,761            366,431(5)         255,659
SARs and other termination costs(6)                                     7,400
Interest                               45,573          21,015          13,765          18,784             15,864              6,553
                                  -----------     -----------     -----------     -----------        -----------        -----------
                                    4,291,316       2,043,972       1,541,822       3,339,499          2,896,609          2,630,885
                                  -----------     -----------     -----------     -----------        -----------        -----------

Income before patronage dividends      91,950          33,803          18,341          50,320             40,598             36,065
Patronage dividends(7)                                                                  8,681              5,035              6,447
                                  -----------     -----------     -----------     -----------        -----------        -----------
Income before income taxes             91,950          33,803          18,341          41,639             35,563             29,618
Provision for income taxes(8)          37,302          13,345           7,413          15,855(9)          14,458             12,009
                                  -----------     -----------     -----------     -----------        -----------        -----------
Net income                        $    54,648     $    20,458     $    10,928     $    25,784        $    21,105        $    17,609
                                  ===========     ===========     ===========     ===========        ===========        ===========
Other Financial Data:
Cash provided by (used in):
  Operating activities            $   159,475     $    76,538     $    44,844     $    76,271        $    80,950        $    52,731
  Investing activities               (203,983)       (605,503)         (9,285)       (105,385)          (151,778)           (44,701)
  Financing activities                 (5,264)        668,743         (48,674)         34,737             42,335            (11,739)
Depreciation and amortization          49,598          30,986          17,701          43,028             30,337             18,774
Capital expenditures                   57,654          22,654          10,642          32,614             37,706             35,869

Balance Sheet Data
(at end of period):
Working capital                   $    11,754     $    94,622                     $    24,940        $    38,771        $    67,937
Total assets                        1,530,390       1,370,754                         794,510            662,372            497,325
Total debt and capital lease
  obligations                         601,979         562,785                         228,548            174,402             73,298
Stockholders' equity                  389,606         334,958                         170,492            150,521            143,971
Stockholders' equity including
  redeemable stock                    389,606         334,958                         179,736            160,669            153,919


(1) The Company has acquired various retail locations since 2000 and applied purchase accounting to the June 2002 acquisition of the Company in the Transactions. As a result, period-to-period data may not be comparable due to the effects of these acquisitions.
(2) Amounts for all periods have been restated to reflect the adoption by the Company, effective December 30, 2001, of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." The effect of the adoption of EITF 01-9 was to classify certain sales promotions offered to retail customers as a reduction of sales (versus including them in cost of sales as previously recorded), with a corresponding reduction in cost of goods sold. As a result, the adoption of this accounting principle had no effect on the Company's gross profit.
(3) Includes insurance settlement gains of $5.5 million and $3.3 million in fiscal 1999 and 2000, respectively.
(4) The Company has adopted Emerging Issues Task Force No. 02-16("EITF 02-16"), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." Accordingly, certain vendor-funded advertising and other allowances have been reclassified in the 2003 consolidated statements of income and prior periods have been consistently reclassified. Specifically, vendor reimbursements previously classified as offsets to advertising and other expenses, have now been reflected as reductions in cost of sales pursuant to EITF 02-16.
(5) Includes a compensation charge of $3.1 million related to a term extension of previously granted stock options.
(6) Stock appreciation rights ("SARs") and other termination costs include the costs associated with the termination of the predecessor company's SARs program and the termination of employment agreements with certain former officers of the predecessor company, all of which was incurred in connection with the Transactions.
(7) Prior to the Transactions, a significant portion of the Company's common stock was beneficially owned by the owners of 99 retail grocery stores serviced by the Company. These former stockholders received patronage dividends from the Company based on the level of their wholesale purchases from the Company. The Company was obligated by its by-laws to pay a patronage dividend to its former stockholders out of and based upon the net earnings from wholesale business done by the Company with such former stockholders in any fiscal year in an amount which would reduce its net income to such amount as would result in an increase of eight percent in the book value of its outstanding stock as of the close of such year (calculated after the payment of patronage dividends). In the event that such net earnings level was not reached, no patronage dividends were paid for that year. The patronage dividend was payable at least 20% in cash and the remainder in the Company's common stock, with an average of approximately 30% paid in cash during fiscal year 2002, 2001 and 2000.
(8) Prior to the Transactions, the Company historically operated a portion of its wholesale business on a cooperative basis, and therefore determined its federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis. Under Subchapter T of the Internal Revenue Code, patronage dividends were deducted by Roundy's in determining its taxable income, and were generally taxable to the Company's former stockholders (including the value of the common stock) for federal income tax purposes.
(9) Net of a $2.4 million income tax benefit from resolution of prior year tax matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Overview

The increase in retail sales in 2003 was primarily due to the effect of six acquired store groups, consisting of 53 stores in total, that were operated under the Company's ownership as of January 3, 2004 (collectively, the "Acquired Stores"). The Acquired Stores include: (i) 31 Rainbow Foods ("Rainbow") retail grocery stores in the Minneapolis-St. Paul area acquired from Fleming in June 2003 and reopened immediately by Roundy's under the Rainbow banner; (ii) 16 Pick 'n Save retail grocery stores acquired in four separate transactions; and (iii) six Copps Foods stores in Madison, Wisconsin acquired from the Great Atlantic & Pacific Tea Company, Inc. ("A&P") in April 2003 and reopened in late May and early June 2003 (the "Copps Madison Acquisition"). An additional five former Kohl's Food Stores ("Kohl's") acquired from A&P in October 2003 will reopen in 2004 under the Pick 'n Save banner.

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees. The results of operations for the year ended December 28, 2002 includes the results of the Company for the period from December 30, 2001 through June 6, 2002 (predecessor) and the period from June 7, 2002 through December 28, 2002 (successor).

On April 8, 2002, Roundy's and RAC entered into a share exchange agreement pursuant to which RAC acquired all of the issued and outstanding capital stock of Roundy's on June 6, 2002. As part of the Transactions, the Company entered into various financing arrangements described herein, and as a result, the Company now has a different capital structure and increased indebtedness. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of the fair market value of identifiable tangible and intangible assets was recorded as goodwill. Specific implications of the Transactions include: (i) net property and equipment was written down by approximately $50.0 million and certain useful lives were adjusted, which impacted successor period depreciation and amortization; (ii) the Company allocated $33.7 million to supply contracts, which will be amortized over approximately five years; (iii) the Company incurred $22.0 million of debt issuance costs, which is being amortized over the life of the related debt; and (iv) indebtedness was increased to finance the Transactions, which will increase interest expense in the successor periods. Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods of the predecessor company.


                                                               Fiscal Year Ended
                                     -------------------------------------------------------------------
                                     January 3, 2004         December 28, 2002        December 29, 2001
                                     ---------------------   -----------------------  ------------------
                                                                 (Unaudited)
Statement of Income Data
(Dollars in thousands):
Revenues:
  Net sales and service fees          $4,381,078      100.0%  $3,636,037      100.0%  $3,387,762      100.0%
  Other-net                                2,188        0.1        1,901        0.1        2,057        0.1
                                      ----------      -----   ----------       -----  ----------       -----

Total                                  4,383,266      100.1    3,637,938      100.1    3,389,819      100.1

Cost and Expenses:
  Cost of sales                        3,502,219       80.0    2,994,950       82.3    2,825,954       83.4
  Operating and administrative           743,524       17.0      548,664       15.1      494,761       14.6
  SARs and other termination costs                                 7,400        0.2
  Interest                                45,573        1.0       34,780        1.0       18,784        0.6
                                      ----------       -----  ----------      -----   ----------      -----

Income before patronage dividends         91,950        2.1       52,144        1.4       50,320        1.5
Patronage dividends                                                                        8,681        0.3
                                      ----------       -----  ----------      -----   ----------      -----

Income before income taxes                91,950        2.1       52,144        1.4       41,639        1.2
Provision for income tax                  37,302        0.9       20,758        0.6       15,855        0.5
                                      ----------       -----  ----------      -----   ----------      -----

Net income                            $   54,648        1.2%  $   31,386        0.9%  $   25,784        0.8%
                                      ==========       =====  ==========       =====  ==========       =====

Net Sales and Service Fees

Net sales and service fees represent product sales less returns and allowances and sales promotions. The Company derives its net sales and service fees from the operation of retail grocery stores and the wholesale distribution of food and non-food products. In addition, the Company provides specialized support services for retail grocers, which include promotional merchandising and advertising programs, inventory control, store development and financing and assistance with other aspects of store management.

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its Company-owned retail stores (in thousands):

                                          Fiscal Year Ended
                              January 3,       December 28,    December 29,
                                 2004             2002            2001
                             ------------     ------------    -------------
                                              (Unaudited)
Net Sales and Service Fees
  Retail                      $ 2,457,346     $ 1,589,267     $ 1,377,133
  Wholesale                     3,319,927       2,996,034       2,871,003
  Eliminations                 (1,396,195)       (949,264)       (860,374)
                              -----------     -----------     -----------

Total                         $ 4,381,078     $ 3,636,037     $ 3,387,762
                              ===========     ===========     ===========

Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses, SARs and other termination costs and interest expense.

Cost of sales includes product costs and inbound freight.

Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses and expenses for finance, legal, human resources and other administrative departments. Certain retailers may include some of these costs (including warehousing and distribution costs, and the internal costs of purchasing, receiving and inspecting products for resale) in cost of sales, which may result in the Company's presentation being incomparable to such retailers.

SAR's and other termination costs were $7.4 million for the year ended December 28, 2002 ($0 in all other periods) and included the costs associated with the termination of the predecessor company's stock appreciation rights program and the termination of employment agreements with certain former officers of the predecessor company, all of which was incurred in connection with the Transactions.

Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. In the predecessor company, interest expense also includes interest rate swap termination costs and the write off of deferred financing costs.

In the remainder of this section, "Fiscal 2003" or "2003" refers to the Company's fiscal year ended January 3, 2004. "Fiscal 2002" or "2002" refers to the fiscal year ended December 28, 2002 (combined results of the Predecessor and the Company as noted above); and "Fiscal 2001" or "2001" refers to the Predecessor's fiscal year ended December 29, 2001.


Fiscal 2003 Compared With Fiscal 2002

Net Sales and Service Fees
Net sales and service fees were $4,381.1 million for Fiscal 2003, a $745.1 million, or 20.5%, increase from $3,636.0 million for Fiscal 2002. Fiscal 2003 was a 53-week year and the extra week (the week ending January 3, 2004) contributed $100.5 million of the sales increase ($59.9 million of retail sales, $61.3 million of wholesale sales, and $20.7 million of eliminations). The following fiscal year variance discussion compares the 53-week Fiscal 2003 to the 52-week Fiscal 2002.

Retail sales were $2,457.3 million for 2003, an $868.0 million, or 54.6%, increase from $1,589.3 million for 2002. This increase in retail sales was primarily due to the effect of the Acquired Stores which contributed approximately $781.6 million of the increase. 2003 same store sales at the Company's retail stores (including acquired Pick 'n Save licensed stores operated in 2002 by their prior owners) improved 2.7% over 2002. Because Fiscal 2003 was a 53-week year, sales for the week ending January 3, 2004 are excluded from the same store sales comparison to Fiscal 2002.

Wholesale sales were $3,319.9 million for 2003, a $323.9 million, or 10.8%, increase from $2,996.0 million for 2002. This increase was primarily due to increased sales to Company-owned stores served by the Company's Wisconsin wholesale divisions and new independent customers supplied by the Company's wholesale divisions.

Gross Profit
Gross profit was $878.9 million for 2003, a $237.8 million, or 37.1% increase from $641.1 million for 2002. The increase in gross profit in 2003 was primarily due to the Acquired Stores and increased wholesale sales. Gross profit, as a percent of net sales and service fees, for 2003 and 2002 was 20.1% and 17.6%, respectively. The increase in gross profit percentage was primarily due to the increase in the sales mix attributable to Company-owned retail stores, which have a higher gross profit percentage than the wholesale segment. Retail sales in 2003 represented 56.1% of net sales and service fees compared with 43.7% in 2002. The retail gross profit percentage was 24.8% and 24.4% for 2003 and 2002, respectively. This increase was primarily due to an increased concentration of perishable department sales which have a higher gross profit percentage than non-perishable department sales. The wholesale gross profit margin was 8.9% and 9.0% for 2003 and 2002, respectively.

Operating Expenses
Operating and administrative expenses were $743.5 million for 2003, a $194.8 million, or 35.5% increase from $548.7 million for 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.0% for 2003 compared with 15.1% for 2002. The percentage increase was attributable to the Acquired Stores and the resulting increased concentration of sales in the Company's retail segment in 2003, which has a significantly higher ratio of operating costs to sales than its wholesale segment. Retail operating and administrative expenses increased to 21.4% of retail sales for 2003 compared with 21.0% for 2002. This increase was primarily due to pre-opening expenses and continuing store-level service investments associated with certain of the Acquired Stores. Wholesale operating and administrative expenses decreased to 5.9% of wholesale sales for 2003 as compared with 6.5% for 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased leverage of fixed costs over a higher wholesale sales base. In addition, corporate and other operating expenses (exclusive of depreciation and amortization) were $30.9 million for 2003 compared with $16.2 million for 2002. The increase was primarily attributable to increased unallocated corporate marketing and administrative expenses and increased professional fees.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs and interest rate swap termination costs) was $42.3 million for 2003, a $16.7 million increase from $25.6 million for 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's stock by RAC in June 2002.

Income Taxes
Provision for income taxes was $37.3 million for 2003, an increase of $16.5 million from $20.8 million for 2002. The effective income tax rates for 2003 and 2002 were 40.6% and 39.8%, respectively. The higher effective income tax rate for 2003 is primarily attributable to the 9.8% Minnesota state income tax rate which the Company became subject to as a result of the Rainbow Minneapolis Acquisition.

Net Income
Net income was $54.6 million for 2003, a $23.2 million increase from $31.4 million for 2002. In 2002, the Company recorded pre-tax one-time charges of $6.7 million relating to the termination of an interest rate swap and $7.4 million relating to the termination of the predecessor Company's SARs program and employment agreements associated with certain former officers of the predecessor company. The net income margin improved from 0.86% for 2002 to 1.25% for 2003.


Fiscal 2002 Compared With Fiscal 2001

Net Sales and Service Fees
Net sales and service fees increased $248.3 million, or 7.3%, from 2001 to $3,636.0 million in 2002. The increase was due in a large part to the May 2001 purchase of The Copps Corporation, which contributed $179.3 million to the sales increase in 2002 versus 2001 as 2002 sales included 20 additional weeks of Copps sales compared to 2001. Sales also increased at the Company's existing retail and wholesale segments by $30.7 million and $48.6 million, respectively, primarily as a result of increased same store sales and newly opened or acquired stores. Same store sales improved 1.6% (including stores owned under previous ownership) for 2002 as compared with 2001. This improvement in same store sales was offset somewhat by the sale and/or closing of five Company-owned retail stores, which accounted for decreased retail sales of approximately $27.4 million for 2002 versus 2001.

Gross Profit
Gross profit increased $79.3 million, or 14.1%, from 2001 to $641.1 million for 2002. The increase in gross profit in 2002 was primarily due to the purchase of Copps. The additional 20 weeks of Copps' results in 2002 contributed approximately $61.9 million of additional gross profit. Gross profit margin for 2002 and 2001 was 17.6% and 16.6% respectively, with the increase primarily due to the sales mix of higher profits derived from Company-owned retail stores. Retail sales in 2002 represented 43.7% of net sales and service fees compared with 40.7% in 2001. The retail gross profit margin was 24.4% and 23.7% for 2002 and 2001, respectively. This increase was primarily due to the acquisition of 21 Copps stores in May 2001, which maintained higher gross profit margins than the Company's then-existing Company-owned stores. The wholesale gross profit margin improved from 8.7% in 2001 to 9.0% in 2002.

Operating Expenses
Operating and administrative expenses increased $53.9 million, or 10.9%, from 2001 to $548.7 million in 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased from 14.6% in 2001 to 15.1% for 2002. This percentage increase was attributable to the Company's acquisitions and the increased concentration in Company-owned stores in 2002, which have a significantly higher ratio of operating costs to sales than wholesale operations. Retail operating and administrative expenses were 21.0% of retail sales for 2002 as compared to 20.6% for 2001. This increase was due primarily to the acquisition of Copps retail stores, which maintained a higher operating cost percentage than the Company's existing Company-owned stores. Wholesale operating and administrative expenses decreased to 6.5% of wholesale sales for 2002 as compared to 6.8% for 2001. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs and interest rate swap termination costs) was $25.6 million for the year ended December 28, 2002, an increase of $7.9 million, or 44.6%, from $17.7 million in 2001. The increase was due primarily to increased borrowings associated with the Transactions offset somewhat by lower interest rates. In addition, $7.6 million of the 2002 total interest expense was due to the one-time charges related to termination of the interest rate swap and write off of deferred financing costs of the predecessor company.

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

Liquidity and Capital Resources
The Company's principal sources of cash are operating activities and borrowings. The Company's cash and cash equivalents totaled $90.0 million at January 3, 2004, compared with $139.8 million at December 28, 2002. Cash flows provided by operating activities were $159.5 million for the year ended January 3, 2004, compared with $121.4 million in 2002. The increase was primarily due to increased net income and the net reduction in working capital.

The Company's principal historical uses of cash were to provide for working capital, capital expenditures and acquisitions. Net cash used in investing activities was $204.0 million in Fiscal 2003 compared with $614.8 million used in Fiscal 2002. Fiscal 2003 includes business acquisition cash consideration of $148.5 million, consisting primarily of (i) the acquisition of Rainbow for approximately $64.5 million, (ii) the acquisition of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million and (iii) the acquisition of 14 stores from A&P in two separate transactions for approximately $29.0 million. Fiscal 2002 includes the activity related to the Transactions, which consisted of $543.7 million of net acquisition consideration as well as other business acquisitions of $40.6 million.

Total capital expenditures were $57.7 million in 2003 compared with $33.3 million in 2002. These expenditures were related to Roundy's new store locations, remodeling of existing stores and maintenance of retail stores and the wholesale distribution network. Total capital expenditures for Fiscal 2004, excluding any acquisitions, are estimated to be approximately $100 million.

From time to time, the Company provides long-term debt financing to certain independent retailers it serves to aid them in store expansion or improvements. Such loans are primarily secured by the retailer's inventory, equipment, personal assets, and other forms of guarantees. During 2003 and 2002, the Company made loans of $1.6 million and $2.2 million, respectively.

Net cash flows used in financing activities were $5.3 million compared with $620.1 million net cash flows provided by financing activities in 2002. The cash flows provided by financing activities in 2002 were primarily due to net increased borrowings of approximately $334.2 million and the contribution of approximately $314.5 million of equity capital to fund the Transactions, offset somewhat by costs associated with the Transactions.

Working capital amounted to $11.8 million at January 3, 2004, compared with $94.6 million at December 28, 2002. The decrease was primarily related to a reduction of cash of $49.8 million, which was used to fund acquisition activity in Fiscal 2003, and the increase in accounts payable, offset somewhat by the increase in inventory.

As a result of the Transactions, the Company has significant debt service obligations, including interest, in future years. On June 6, 2002, in connection with the Transactions, the Company entered into a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit. The term loan is repayable in quarterly installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58.8 million through June 30, 2009. In addition, the Company issued $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to EBITDA and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

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

The Company's principal source of liquidity is cash flow generated from operations and borrowings under its revolving credit facility. The Company's principal use of cash is to meet debt service requirements, finance its capital expenditures, make acquisitions and provide for working capital. The Company expects that current excess cash and cash available from operations, and funds available under its $125.0 million revolving line of credit, will be sufficient to fund its operations, debt service requirements and capital expenditures for at least the next 12 months.

The Company's ability to make payments on and to refinance its debt, and to fund planned capital expenditures will depend on its ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company's future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt, on or before maturity. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives. Also see
Part I - "Forward-Looking Statements."

Contractual Obligations

The following table of material debt and lease commitments at January 3, 2004 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods as set forth in the table below (in thousands):

                                           2004         2005         2006         2007          2008     Thereafter          Total
                                         --------     --------     --------     --------     ---------     ---------     -----------
Long-term debt, including current
 maturities and capital lease
  obligations                           $  4,229     $  4,410     $  4,555     $  4,777     $ 121,355     $ 462,986     $   602,312
Operating leases                          59,623       57,860       56,549       54,650        51,474       365,137         645,293
Sublease income                          (15,451)     (13,881)     (13,210)     (11,744)       (9,981)      (41,665)       (105,932)
                                        --------     --------     --------     --------     ---------     ---------     -----------
Total                                   $ 48,401     $ 48,389     $ 47,894     $ 47,683     $ 162,848     $ 786,458     $ 1,141,673
                                        ========     ========     ========     ========     =========     =========     ===========

The Company's purchase obligations are cancelable and therefore are not included in the above table.

The Company has outstanding letters of credit that total approximately $11.7 million at January 3, 2004. In addition, the Company has guaranteed a customer lease amounting to $0.3 million at January 3, 2004.

The Company is required to make contributions to its defined benefit plans. These contributions are required under the minimum funding requirements of Employee Retirement Pension Plan Income Security Act ("ERISA"). The Company's estimated 2004 minimum required contributions to its defined benefit plans are approximately $16.9 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2004.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates; discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs, and impairment of long-lived assets. For a detailed discussion of accounting policies, please refer to the notes to the consolidated financial statements.

Discounts and Vendor Allowances
Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for new product slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated new product slotting cycle of approximately nine months at which time the Company has fully performed its obligations. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company's expense or expenditure for such related advertising or other expense, if such vendor allowances reimburse the Company for specific, identifiable and incremental costs incurred by the Company in selling the vendor's product. Any excess reimbursement over the Company's cost is classified as a reduction to cost of sales.

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

Closed Facility Lease Commitments
The Company has historically leased store sites which it has subleased to qualified independent retailers at rates that are at least equal to the rent paid by the Company. The Company also leases store sites for its retail segment. Under the terms of the original lease agreements, the Company remains primarily liable for any properties that are subleased as well as its own retail stores. Should a retailer be unable to perform under the sublease or should the Company close underperforming Company-owned stores, it would record a charge to earnings for the discounted cost of the remaining term of the lease, less any anticipated sublease income. Should the number of defaults by sublessees or Company-owned store closures increase, or the actual sublease income be less than estimated, the remaining lease commitments the Company must record could have a material adverse effect on operating results and cash flows. Early settlements of lease obligations with the landlord and the discount rate used to calculate the estimated liability will also impact recorded balances or future results.

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

Pension Costs
Many of the Company's employees are covered by noncontributory defined benefit pension plans. The Company accounts for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No.87, "Employer's Accounting for Pensions" which requires it to calculate pension expense and liabilities using actuarial assumptions, including a discount rate and long-term returns on assets. Actual returns on plan assets and changes in the interest rates used to determine the discount rate may significantly impact pension expense and cash contributions in the future. The reduction in the discount rate in 2003 resulted in an increase of $5.1 million in the projected benefit obligation and is expected to result in an increase in pension expense for 2004 of approximately $0.6 million.

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment annually or whenever an event, indicates the carrying value of the asset may not be recoverable. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset and significant negative industry or economic trends. The Company historically has not experienced any significant impairment of long-lived assets except for the asset writedowns recorded in conjunction with the Transactions.

Senior management of the Company has discussed the development and selection of the above critical accounting policies with the audit committee of the Company's board of directors.

Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 was effective for all exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations or shareholder's equity but will impact the accounting for future closing costs if incurred.

In November 2002, the FASB issued Financial Interpretation Number ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for variable interest entities ("VIEs") created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN No. 46, as revised, provides for various effective dates of adoption depending upon the date of creation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of January 3, 2004, the Company had debt outstanding with a carrying value of $602.0 million and an estimated fair value of approximately $620.3 million.

Fixed interest rate debt outstanding as of January 3, 2004, which excludes borrowings under the Company's credit agreement with various lenders ("Credit Agreement") was $355.7 million, carried an average interest rate of approximately 8.8%, and matures as follows (in thousands):

                                                            Fiscal Year Ended

                            2004       2005       2006       2007       2008       Thereafter          Total
                            ----       ----       ----       ----       ----       ----------          -----
Subordinated notes                                                                  $300,000         $300,000
Other long-term debt       $1,739     $1,901     $2,055     $2,277    $2,605          45,485           56,062
                           ------      ------     ------     ------    ------       --------         --------
                           $1,739     $1,901     $2,055     $2,277    $2,605        $345,485          356,062
                           ======      ======    ======     ======    ======        ========
Unamortized debt discount                                                                                (333)
                                                                                                      --------
                                                                                                     $355,729


The amount of borrowings under the Credit Agreement as of January 3, 2004 was $246.3 million. For purposes of calculating interest, borrowings under the Credit Agreement are at the election of the Company, based upon LIBOR or base rate options, or a combination thereof. Under the LIBOR option the applicable rate is LIBOR plus 2.5%. Under the base rate option the applicable rate is the prime rate plus 1.5%. All borrowings under the Credit Agreement at January 3, 2004 bear interest at the LIBOR option, which was effectively 3.7%.

Assuming interest rates and borrowing levels in place on January 3, 2004 do not change, the Company's total annual interest expense would be approximately $41.5 million. A 10% increase in interest rates would increase total annual interest expense, and decrease pretax income and cash flows by approximately $4.1 million.

For further information regarding the Company's indebtedness, see Part II, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the accompanying consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements

      Page
       27       Report of Independent Auditors
       28       Independent Auditors' Report
       29       Consolidated Statements of Income
       30       Consolidated Balance Sheets
       31       Consolidated Statements of Cash Flows
       32       Consolidated Statements of Shareholder's Equity and
                  Comprehensive Income
       34       Notes to Consolidated Financial Statements


All schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT AUDITORS



To the Shareholder and Directors of Roundy's, Inc.:

We have audited the accompanying consolidated balance sheets of Roundy's, Inc. and its subsidiaries as of January 3, 2004 and December 28, 2002 and the related consolidated statements of income, cash flows and shareholder's equity and comprehensive income for the fiscal year ended January 3, 2004, and the period from June 7, 2002 to December 28, 2002 (Successor), and the period from December 30, 2001 to June 6, 2002 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy's, Inc. and subsidiaries at January 3, 2004 and December 28, 2002 and the consolidated results of their operations and their cash flows for the fiscal year ended January 3, 2004, and the period from June 7, 2002 to December 28, 2002 (Successor), and the period from December 30, 2001 to June 6, 2002 (Predecessor), in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001 and Emerging Issues Task Force No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," effective December 29, 2002.



                                                     Ernst & Young LLP

Milwaukee, Wisconsin
February 23, 2004,
  except for Note 14
  as to which the date
  is March 29, 2004

INDEPENDENT AUDITORS' REPORT



To the Shareholder and Directors of Roundy's, Inc.:

We have audited the accompanying consolidated statements of income, stockholder's equity and comprehensive income and cash flows of Roundy's, Inc. and subsidiaries for the year ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Roundy's, Inc. and subsidiaries for the year ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
February 26, 2002

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

                                                        Successor                             Predecessor
                                           Year Ended        June 7, 2002 to    December 30, 2001      Year Ended
                                         January 3, 2004    December 28, 2002    to June 6, 2002    December 29, 2001
                                         ---------------    -----------------    ----------------   -----------------
Revenues:
Net sales and service fees                 $4,381,078          $2,076,568          $1,559,469          $3,387,762
Other - net                                     2,188               1,207                 694               2,057
                                           ----------          ----------          ----------          ----------
                                            4,383,266           2,077,775           1,560,163           3,389,819
                                           ----------          ----------          ----------          ----------

Costs and Expenses:
Cost of sales                               3,502,219           1,709,900           1,285,050           2,825,954
Operating and administrative                  743,524             313,057             235,607             494,761
SARs and other termination costs                7,400
Interest:
   Interest expense                            42,294              19,413               6,144              17,698
   Amortization of deferred
     financing costs                            3,279               1,602                 969               1,086
   Interest rate swap
     termination costs                                                                  6,652
                                           ----------         ----------          ----------          ----------

                                            4,291,316           2,043,972           1,541,822           3,339,499
                                           ----------          ----------          ----------          ----------

Income Before Patronage Dividends              91,950              33,803              18,341              50,320

Patronage Dividends                                                                                         8,681
                                           ----------          ----------          ----------          ----------

Income Before Income Taxes                     91,950              33,803              18,341              41,639

Provision for Income Taxes                     37,302              13,345               7,413              15,855
                                           ----------          ----------          ----------          ----------

Net Income                                 $   54,648          $   20,458          $   10,928          $   25,784
                                           ==========          ==========          ==========          ==========

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                       January 3,   December 28,
                           Assets                         2004        2002
                                                      -----------   -----------
Current Assets:
  Cash and cash equivalents                          $   90,006  $  139,778
  Notes and accounts receivable, less allowance for
    losses of $5,012 and $5,577, respectively            81,929      87,344
  Merchandise inventories                               251,888     226,465
  Prepaid expenses                                       12,429       9,756
  Deferred income tax benefits                           17,745      15,871
                                                     ----------  ----------
    Total current assets                                453,997     479,214
                                                     ----------  ----------

Property and Equipment - Net                            320,149     214,548

Other Assets:
  Deferred income tax benefits                           28,161      25,231
  Notes receivable, net of allowance for
    losses of $1,475 in 2002                              2,877       3,523
  Other assets - net                                     85,211      87,661
  Goodwill                                              639,995     560,577
                                                     ----------  ----------
    Total other assets                                  756,244     676,992
                                                     ----------  ----------

Total assets                                         $1,530,390  $1,370,754
                                                     ==========  ==========

         Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                   $  296,733  $  240,845
  Accrued expenses                                      129,499     127,416
  Current maturities of long-term debt and capital
    lease obligations                                     4,229       2,961
  Income taxes                                           11,782      13,370
                                                     ----------  ----------
    Total current liabilities                           442,243     384,592
                                                     ----------  ----------

Long-Term Debt and Capital Lease Obligations            597,750     559,824
Other Liabilities                                       100,791      91,380
                                                     ----------  ----------
    Total liabilities                                 1,140,784   1,035,796
                                                     ----------  ----------

Commitments and Contingencies

Shareholder's Equity:

  Common stock (1,500 shares authorized, 1,000
    issued and outstanding at $.01 par value)
  Additional paid-in capital                            314,500     314,500
  Retained earnings                                      75,106      20,458
                                                     ----------  ----------

    Total shareholder's equity                          389,606     334,958
                                                     ----------  ----------

Total liabilities and shareholder's equity           $1,530,390  $1,370,754
                                                     ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                       Successor                               Predecessor
                                                            ------------------------------          --------------------------------
                                                            Year Ended                                                    Year Ended
                                                            January 3,     June 7, 2002 to          December 30,2001    December 29,
                                                              2004        December 28, 2002          to June 6, 2002        2001
                                                            ---------     ----------------          ---------------     -----------
Cash Flows From Operating Activities:
  Net income                                                $  54,648         $  20,458         $        10,928         $  25,784
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
     Depreciation and amortization, including
      deferred financing costs                                 52,877            32,588                  18,670            44,114
     Loss(gain) on sale of property and equipment                 211               215                      41              (104)
     Patronage dividends payable in common stock                                                                            5,950
     Deferred income taxes                                      8,249            (1,323)                 (2,268)            3,295
  Changes in operating assets and liabilities
     net of the effect of business acquisitions:
     Notes and accounts receivable                              6,821            (5,615)                 (7,079)           26,072
     Merchandise inventories                                    6,244           (12,349)                 13,767            (3,312)
     Prepaid expenses                                          (2,250)              252                   1,743            (3,936)
     Other assets                                               3,288              (992)                 (1,371)              517
     Accounts payable                                          46,187            24,911                 (27,541)           (3,884)
     Accrued expenses                                          (3,414)           20,737                  18,062           (12,420)
     Income taxes                                              (9,204)           (2,063)                 19,731            (1,528)
     Other liabilities                                         (4,182)             (281)                    161            (4,277)
                                                            ---------         ---------         ---------------         ---------
  Net cash flows provided by operating activities             159,475            76,538                  44,844            76,271
                                                            ---------         ---------         ---------------         ---------

Cash Flows From Investing Activities:
  Capital expenditures                                        (57,654)          (22,654)                (10,642)          (32,614)
  Proceeds from sale of property and equipment and
    other assets                                                1,554               352                     478             4,392
  Acquisition of Roundy's, net of cash acquired                                (543,679)
  Payment for business acquisitions, net of
   cash acquired                                             (148,529)          (40,631)                                  (78,829)
  Decrease in notes receivable, net                               646             1,109                     879             1,666
                                                            ---------         ---------         ---------------         ---------
  Net cash flows used in investing activities                (203,983)         (605,503)                 (9,285)         (105,385)
                                                            ---------         ---------         ---------------         ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                                            549,625                                    88,000
  Interest rate swap termination payment                                         (6,652)
  Payments of debt                                             (4,163)         (166,772)                (48,618)          (48,056)
  Debt issuance costs                                          (1,101)          (21,958)                                   (1,208)
  Contributed capital                                                           314,500
  Proceeds from sale of common stock                                                                                        1,127
  Common stock purchased                                                                                    (56)           (5,126)
                                                            ---------         ---------         ---------------         ---------
  Net cash flows (used in) provided by
   financing activities                                        (5,264)          668,743                 (48,674)           34,737
                                                            ---------         ---------         ---------------         ---------

Net (Decrease) Increase in Cash and Cash Equivalents          (49,772)          139,778                 (13,115)            5,623

Cash And Cash Equivalents, Beginning Of Period                139,778                                    45,516            39,893
                                                            ---------         ---------         ---------------         ---------
Cash And Cash Equivalents, End Of Period                    $  90,006         $ 139,778         $        32,401         $  45,516
                                                            =========         =========         ===============         =========

Supplemental Cash Flow Information:
Cash Paid During The Year For:
  Interest                                                  $  44,910         $  25,103         $         6,351         $  19,026
  Income taxes                                                 38,302             8,596                   1,872            14,007
Supplemental Noncash Financing Activities:
  Patronage dividends payable in common stock                                                                               5,950
  Additional pension liability, net of tax                                                                                  5,258
  Interest rate swap, net of tax                                                                            374             3,409
  Capital lease liabilities assumed as a result of
    business acquisitions                                      43,355                                                      14,201

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
For the year ended January 3, 2004, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002, and the year ended December 29, 2001
(Dollars in thousands)

                                                    Common Stock
                                                                                 Patronage                   Accumulated
                                         Class A                Class B          Dividends     Additional      Other
                                      -------------      ----------------------  Payable in    Paid-in      Comprehensive   Retained
                                      Shares     Amount     Shares      Amount  Common Stock    Capital           Loss      Earnings
                                      ------     ------  ------------   ------  ------------    -------       ------------  --------
Predecessor Company
Balance, December 30, 2000              9,800      $12      1,093,108   $ 1,366   $ 3,475      $42,661                    $ 121,334
  Net income                                                                                                                 25,784
  Cumulative effect of change in
   accounting for interest
    rate swap (net of tax)                                                                                     $(2,000)
  Interest rate swap (net of tax)                                                                               (1,409)
  Additional pension liability
   (net of tax)                                                                                                 (5,258)
  Common stock issued                     500                  30,761        38    (3,475)       4,563
  Common stock purchased                 (200)                (13,078)      (16)                (1,042)                      (1,706)
  Redeemable common stock                                      (8,570)      (10)                  (428)                      (1,019)
  Patronage dividends payable in
    common stock                                                                    5,950
                                      -------      ---      ---------    -------   -------     -------        --------    --------
Balance, December 29, 2001             10,100       12      1,102,221     1,378     5,950       45,754          (8,667)    144,393
  Net income                                                                                                                10,928
  Interest rate swap (net of tax)                                                                                 (374)
  Common stock issued                                          35,115        44    (5,950)       5,898
  Common stock purchased                 (200)                   (285)       (1)                   (14)                         (34)
  Tax benefit of options                                                                         7,222
                                     -------       ---     ----------   -------   -------      -------       ---------    --------
Balance, June 6, 2002                   9,900      $12      1,137,051   $ 1,421   $            $58,860         $(9,041)   $155,287
                                     =======      ====     ==========   =======   =======      =======       =========    ========

Treasury Stock
Balance, June 6, 2002
  and December 29, 2001                                       145,615   $18,328
                                                           ==========   =======

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


                                                                                              Additional
                                                                                                Paid-in                     Retained
                                                                                                Capital                     Earnings
Successor Company
Balance, June 6, 2002
  Capital contribution                                                                         $314,500
  Net income                                                                                                                $20,458
                                                                                               --------                     -------
Balance, December 28, 2002                                                                      314,500                      20,458
                                                                                               --------                     -------

  Net income                                                                                                                 54,648
                                                                                               --------                      -------

Balance, January 3, 2004                                                                       $314,500                     $75,106
                                                                                               ========                     =======


                                                                  Successor                                 Predecessor
                                                   -------------------------------------     --------------------------------------
                                                    Year Ended          June 7, 2002 to      December 30, 2001        Year Ended
                                                   January 3, 2004     December 28, 2002      to June 6, 2002      December 29, 2001
                                                   ---------------     -----------------     ---------------       -----------------
Comprehensive Income:
Net income                                         $ 54,648               $ 20,458               $10,928               $25,784
Other comprehensive loss:
  Cumulative effect of change in accounting for
    interest rate swap                                                                                                  (2,000)
  Interest rate swap                                                                                (374)               (1,409)
  Additional pension liability                                                                                          (5,258)
                                                   --------               --------                -------               -------
Comprehensive Income                               $ 54,648               $ 20,458               $10,554              $17,117
                                                   ========               ========                =======               =======







See notes to consolidated financial statements.

ROUNDY'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JANUARY 3, 2004,
PERIOD FROM JUNE 7, 2002 TO DECEMBER 28, 2002,
PERIOD FROM DECEMBER 30, 2001 to JUNE 6, 2002
AND YEAR ENDED DECEMBER 29, 2001


1.  TRANSACTIONS

Transactions - On June 6, 2002, all of the issued and outstanding capital stock of Roundy's, Inc. ("Roundy's" or the "Company") was purchased by Roundy's Acquisition Corporation ("RAC") from its former owners. This purchase is referred to throughout these financial statements as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein for the purposes of acquiring Roundy's. 89% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors. The remaining RAC common and preferred stock is owned by certain members of Roundy's management. The Transactions and related financing transactions consisted of the following:

o the purchase by the equity investors of preferred and common stock of RAC for approximately $314.5 million in cash;
o        the borrowing by Roundy's of $250.0 million under a term loan;
o        the rollover of approximately $13.9 million of capital leases;
o the offering of $225.0 million in aggregate principal amount of notes described in Note 5;
o the acquisition of all of the issued and outstanding capital stock of Roundy's by RAC, resulting in Roundy's becoming a wholly owned subsidiary of RAC, and the payment of the acquisition consideration in connection therewith and the payment of related fees and expenses.

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

Allocation of Purchase Price - The total purchase price was allocated to the tangible and intangible assets and liabilities acquired in amounts equivalent to their respective fair values as of the closing date of the Transactions based upon third party valuations and Company analyses.

The allocation of the net purchase price to the fair value of net assets acquired is as follows (in thousands):

Inventories                                          $  233,311
Other current assets                                     91,424
Property and equipment                                  209,818
Other assets                                             66,019
Goodwill                                                539,316
Deferred income tax benefits                             54,289
                                                     ----------
                                                      1,194,177
                                                     ----------

Accounts payable and other current liabilities          369,866
Other liabilities                                        97,212
Long-term debt                                          187,103
                                                     ----------
                                                        654,181
                                                     ----------
Total consideration, net of cash acquired            $  539,996
                                                     ==========

Exit Liabilities - Prior to June 6, 2002, new management began to formulate plans to exit certain business operations which will include the involuntary termination of employees and the closing of certain facilities. In conjunction with such plans, the Company recorded an estimated liability of approximately $55 million, which is included in current and long-term liabilities. This liability included approximately $38 million for future lease costs and approximately $17 million for pension, employee termination and other related costs. The remaining balance at January 3, 2004 was $43.4 million.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements include the accounts of Roundy's and its subsidiaries, all of which are wholly owned.
All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Description - The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two segments - wholesale and retail. The Company's retail segment sells directly to the consumer. Company-owned retail grocery stores are operated primarily under the Pick 'n Save, Copps and Rainbow banners. The Company's wholesale operations sell and distribute a broad range of food and non-food products to Company-owned retail stores; licensed Pick 'n Save locations; and independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

Fiscal Year - The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The year ended January 3, 2004 ("Fiscal 2003") included 53 weeks and the year ended December 28, 2002, including the Predecessor and Successor periods, ("Fiscal 2002") and December 29, 2001 ("Fiscal 2001") included 52 weeks.

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

Discounts and Promotional Allowances - Purchases of product at discounted pricing are recorded in inventory at the discounted price until sold. Volume and other program allowances are accrued as a receivable when it is reasonably assured they will be earned and reduce the cost of the related inventory for product on hand or cost of sales for product already sold. Vendor monies received for new product slotting are initially deferred and recognized as a reduction to cost of sales after completion of an estimated new product slotting cycle of approximately nine months at which time the Company has fully performed its obligation. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company's expense or expenditure for such related advertising or other expense if such vendor allowances reimburse the Company for specific, identifiable and incremental costs incurred by the Company in selling the vendor's product. Any excess reimbursement over the Company's cost is classified as a reduction to cost of sales.

Costs and Expenses - Cost of sales includes product costs and inbound freight, but excludes depreciation. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing costs and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Interest expense includes interest on the Company's outstanding indebtedness, amortization of deferred financing costs and interest rate swap costs. The Company classifies shipping and handling costs as an operating and administrative expense which totaled $45.3 million, $24.9 million, $16.7 million and $41.3 million, for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002, and Fiscal 2001, respectively.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expenses totaled $21.0 million, $7.4 million, $4.9 million and $9.7 million, for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002, and Fiscal 2001, respectively.

Pre-opening Costs - The costs associated with opening new and remodeled stores are expensed as incurred.

Income Taxes - The Company is included in the federal and state tax returns of RAC. The provision for federal and state income tax is computed as if the Company filed separate tax returns. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. These investments are carried at cost, which approximates market.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, and long-term debt. The carrying amounts for cash, cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $620.3 million and $557.2 million as of January 3, 2004 and December 28, 2002, respectively.

Notes and Accounts Receivable - The Company extends long-term credit to certain independent retailers it serves to be used primarily for store expansion or improvements. Loans to independent retailers are primarily collateralized by the retailer's inventory, equipment, personal assets and pledges of Company stock. Interest rates are generally in excess of the prime rate and terms of the notes are up to 15 years. Included in current notes and accounts receivable are amounts due within one year totaling $1.5 million and $2.5 million at January 3, 2004 and December 28, 2002, respectively.

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

Inventories - Inventories are recorded at the lower of cost or market. Cost is calculated on a first-in-first-out and last-in-first-out basis (LIFO) for approximately 73.2% and 26.8%; and 72.6% and 27.4% of the Company's inventories at January 3, 2004 and December 28, 2002, respectively. The LIFO reserve was $2.1 million and $0.06 million at January 3, 2004 and December 28, 2002, respectively.

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

Long Lived Assets - The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and determines if such indicators are present whether the sum of the estimated undiscounted future cash flow attributed to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets on January 3, 2004 and December 28, 2002 and concluded there were no significant indicators of impairment.

Supply Contracts - Supply contracts are being amortized over the life of the related contracts of approximately five years.

Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt.

Goodwill - The excess of cost over the fair value of net assets of businesses acquired (goodwill) was amortized on a straight-line basis over 20 years through December 29, 2001. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on December 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, the carrying value of goodwill and intangible assets with indefinite useful lives will be evaluated for impairment on an annual basis. The Company completed the transitional impairment test as of the adoption date and the annual impairment review for 2002 and 2003 as of June 30 of each year and concluded there was no impairment of goodwill. In accordance with SFAS No. 142, the Company ceased amortization of its goodwill effective December 30, 2001.

Amortization of goodwill recorded by the Company in 2001 reduced net income as follows:

(In thousands)
                                                            2001
                                                          ________
Net income as reported                                    $25,784
Goodwill amortization, net of tax                           6,121
                                                          -------
Adjusted net income                                       $31,905
                                                          =======


Trademarks - Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment in accordance with SFAS No. 142.

Closed Facilities Reserve - When a facility is closed, the remaining net book value of the property, net of expected salvage value, is expensed. For properties under lease agreements, the present value of any remaining future liability under the lease, net of expected sublease recovery, is also expensed at the time use of the property is discontinued. The amounts charged to operating and administrative expenses for the period from December 30, 2001 to June 6, 2002 and Fiscal 2001 for the present value of these remaining future liabilities approximated $1.0 million and $0.5 million, respectively. The closed facility reserve was $62.6 million and $55.3 million at January 3, 2004 and December 28, 2002, respectively.

Related Parties - During the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, the Company had wholesale sales to retailers who were stockholders of the Company prior to the Transactions in the amounts of $283.2 million and $658.7 million, respectively. In addition, the Company received sublease payments from retailers who were stockholders of the Company prior to the Transactions of $3.0 million and $8.1 million for the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively.

Concentrations of Risk - Certain of the Company's employees are covered by collective bargaining agreements. The Company currently participates in 28 union contracts covering approximately 40% of its employees. Of these contracts, the Company is in the process of renegotiating the terms of nine union contracts. The remaining 19 contracts expire through May 2007.

Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

New Accounting Pronouncements - In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 was effective for all exit and disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations or shareholder's equity but will impact the accounting for future closing costs if incurred.

In November 2002, the FASB issued Financial Interpretation Number ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

The Company has applied Emerging Issues Task Force No. 03-10 ("EITF 03-10"), "Application of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," by Resellers to Sales Incentives Offered to Customers by Manufacturers" to its 2003 results which is consistent with its original 2002 presentation. Pursuant to EITF 03-10, vendor-funded coupon reimbursements can be considered part of net sales at the point of sale. This pronouncement in EITF 03-10 reverses an accounting policy that the Company adopted on December 29, 2002 pursuant to Emerging Issues Task Force No. 02-16 ("EITF 02-16"), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," that required such vendor-funded coupon reimbursements to be reflected as a reduction to net sales and cost of sales.

With the exception of the vendor-funded coupon reimbursements mentioned above, EITF 03-10 confirms the requirements in EITF 02-16 related to other types of vendor consideration. Accordingly, certain vendor-funded advertising and other program reimbursements have been reclassified in the Fiscal 2003 consolidated statements of income and prior periods have been consistently classified. Vendor allowances received to fund advertising and certain other expenses are recorded as a reduction of the Company's expenditure for such related advertising or other expense, if such vendor allowances reimburse the Company for specific, identifiable and incremental costs incurred by the Company in selling the vendor's product. Any excess reimbursement over the Company's cost is classified as a reduction to cost of sales. In addition, vendor allowances for other programs which are not reimbursements of specific, identifiable and incremental costs of the Company are classified as reductions to inventory and related cost of goods sold. Accordingly $44.9 million, $18.3 million, $13.4 million and $29.2 million of such reimbursements for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively, have been classified as a reduction in cost of sales with a corresponding increase in operating and administrative expenses.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 is effective for VIEs created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN No. 46, as revised, provides for various effective dates of adoption depending on the date of creation of the VIEs and their nature. FIN No. 46 has not had, and is not expected to have, a significant effect on the Company's consolidated financial position or the results of operations.


3.  ACQUISITIONS

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

On October 23, 2002, the Company acquired the assets of four licensed Pick 'n Save stores located in and around the greater Milwaukee, Wisconsin metropolitan area from entities owned by Robert S. Gold ("Gold's") for $26.0 million in cash plus the value of certain acquired inventory. The operating results of Gold's are included in the consolidated statements of income after the acquisition date. Goodwill of approximately $19.8 million resulted from the acquisition which was accounted for as a purchase.

On December 18, 2002, the Company acquired three Rainbow stores from the Fleming Companies, Inc. for $10.0 million plus the value of certain acquired inventory. All stores are located in southeastern Wisconsin. The stores were closed for remodeling upon acquisition and opened in Fiscal 2003. Goodwill of $1.5 million resulted from the acquisition which was accounted for as a purchase.

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. for approximately $47.8 million (the "Prescott's Acquisition"). Prescott's primarily owned and operated seven licensed Pick 'n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of approximately $43.4 million resulted from the acquisition, which was accounted for as a purchase. The transaction closed on January 21, 2003 and the operating results of Prescott's are included in the consolidated statements of income after this date.

In April 2003, the Company acquired seven Kohl's grocery stores in the Madison, Wisconsin area from A&P for approximately $20.0 million in cash (the "Copps Madison Acquisition"). Goodwill of approximately $16.0 million resulted from the acquisition, which was accounted for as a purchase. In May 2003, the Company converted six stores to Copps stores and consolidated the volume of the seventh store into an existing Company-owned Copps store. The Company established a closed store reserve of $9.9 million for such store in connection with the purchase. These six new Copps stores opened in late May and early June 2003. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

In June 2003, the Company acquired 32 Rainbow stores from Fleming. The Company paid approximately $107.9 million, net of the sale transaction discussed below, consisting of (i) $64.5 million in cash and (ii) the assumption of $43.4 million of capitalized leases. The Company sold the one store located outside the Minneapolis-St. Paul metropolitan area (located near Wausau, Wisconsin) to an independent licensed Pick 'n Save operator in the area. Collectively these transactions are referred to throughout these financial statements as the "Rainbow Minneapolis Acquisition." Goodwill of approximately $15.5 million resulted from the acquisition, which was accounted for as a purchase. The Rainbow Minneapolis Acquisition closed on a rolling schedule from June 7 to June 27, 2003 and the operating results of each acquired store are included in the consolidated statements of income after each store's respective opening date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

On October 17, 2003, the Company completed the acquisition of the equipment, fixtures and leasehold interests of seven former Kohl's grocery stores from A&P for approximately $9.0 million plus the assumption of an estimated $3.7 million closed store liability (the "Kohl's Acquisition"). Six of these stores are located in the Milwaukee area while the seventh store is located in the Racine, Wisconsin area. The Company reopened two of these stores in the fourth quarter of 2003 and plans to reopen the five remaining stores in 2004. All seven of these stores will reopen under the Pick 'n Save banner. Goodwill of approximately $2.5 million resulted from the acquisition which was accounted for as a purchase. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

The pro forma effect of the October 2002 and subsequent acquisitions was not material.


4. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property and equipment, which is recorded at cost and other assets, consisted of the following (in thousands):

                                                  January 3,  December 28,
Property and Equipment                              2004         2002
----------------------                            ----------  ------------
  Land                                            $ 14,258    $ 15,668
  Buildings                                         73,804      78,580
  Equipment                                        205,833     107,935
  Property under capital leases                     42,060      11,909
  Leasehold improvements                            52,985      29,182
                                                  --------    --------
                                                   388,940     243,274
Less accumulated depreciation and amortization      68,791      28,726
                                                  --------    --------
Property and equipment, net                       $320,149    $214,548
                                                  ========    ========


Depreciation expense for property and equipment, including amortization of property under capital leases, was $42.8 million, $26.9 million, $17.6 million and $36.1 million for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively.


                                     January 3, 2004                  December 28, 2002
                              ------------------------------        ------------------------
Other Assets                             Accumulated                      Accumulated
                                Gross   Amortization    Net      Gross   Amortization     Net
                              --------  ------------  ------    -------  ------------  --------
  Supply contracts            $ 33,716    $ 9,866    $23,850    $33,716     $3,506      $30,210
  Trademarks                    23,760                23,760     23,760                  23,760
  Deferred financing costs      23,068      4,881     18,187     21,958      1,603       20,355
  Favorable lease rights         5,000        279      4,721      5,000                   5,000
  Assets held for sale          10,237                10,237      4,121                   4,121
  Other assets                   5,195        739      4,456      4,767        552        4,215
                              --------    -------    -------    -------     ------      -------
Total other assets            $100,976    $15,765    $85,211    $93,322     $5,661      $87,661
                              ========    =======    =======    =======     ======      =======


Amortization expense (including deferred financing costs) was $10.1 million, $5.7 million, $1.1 million and $8.0 million for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively.

Amortization of other assets, excluding trademarks which have indefinite lives, will be approximately $9.5 million in 2004, $9.4 million in 2005, $9.3 million in 2006, $7.8 million in 2007 and $3.0 million in 2008.

5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                               January 3,    December 28,
                                                 2004           2002
                                              ----------     ------------
Bank term loan                                  $246,250      $249,375
Subordinated notes, net of unamortized
  discount of $333 and $373, respectively        299,667       299,627
Capital lease obligations, 7.55% to 11.0%,
  due 2004 to 2020                                55,939        13,614
Other long-term debt                                 123           169
                                                --------      --------
                                                 601,979       562,785
   Current maturities                              4,229         2,961
                                                --------      --------
      Total long-term debt, less current
         maturities                             $597,750      $559,824
                                                ========      ========


On June 6, 2002, the Company entered into a credit agreement with various lenders (the "Credit Agreement") which provides the Company with an aggregate credit facility of $375 million. The Credit Agreement provides for a $125 million revolving loan commitment, $20 million of which is available for letters of credit, and a $250 million term loan. The revolving loan commitment and the term loan bear interest based upon LIBOR and prime rate options. Under the LIBOR option the applicable rate is LIBOR plus 2.5% for the term loan and LIBOR plus 2.75% for the revolving loan. Under the base rate option the applicable rate is prime plus 1.5% for the term loan and LIBOR plus 1.75% for the revolving loan. All borrowings under the term loan at January 3, 2004, bear interest at the LIBOR option which was effectively 3.7%. There were no outstanding borrowings on the revolving loan at January 3, 2004. Commitment fees of 0.75% accrue on the unutilized portion of the revolving loan when 50% or less of the revolving loan is utilized (0.50% at any other time).

The revolving loan matures June 2007. The term loan is repayable in installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58,750,000 through June 30, 2009.

Voluntary prepayments of principal outstanding under the term and revolving loans are permitted at any time without premium or penalty, upon proper notice as defined. In addition, the Company is required to prepay amounts outstanding under the Credit Agreement in the event of certain issuances of equity, issuance of additional indebtedness, asset dispositions or in the event of excess levels of cash flow, all as defined in the Credit Agreement.

The loans and obligations under the Credit Agreement are guaranteed by RAC and each of the Company's direct and indirect present and future domestic subsidiaries. The Credit Agreement is also secured by substantially all tangible and intangible assets of the Company as well as a pledge of its stock and that of all its domestic subsidiaries.

The Credit Agreement contains various restrictive covenants which: (i) prohibit the Company from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio,
(b) a maximum ratio of senior debt to EBITDA, and (c) a maximum ratio of total debt to EBITDA; and (iii) requires it to satisfy financial condition tests including limitations on capital expenditures. In addition, the Credit Agreement prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes as defined below, if the Company fails to perform its obligations under or fails to meet the conditions of the Credit Agreement or if payment creates a default under the Credit Agreement.

On January 3, 2004, the Company had approximately $113.3 million of unused borrowing capacity under the revolving loan commitment after the issuance of $11.7 million of letters of credit.

The Company also has $300 million of 8 7/8% Senior Subordinated Notes outstanding at January 3, 2004 which mature June 15, 2012 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually in arrears on June 15 and December 15. The Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries.

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

At January 3, 2004, the Company and its subsidiaries were in compliance with the financial covenants of all of its indebtedness, including obligations under the Credit Agreement and the Notes.

During 2001 the Company had a swap agreement which fixed the rate on $60.0 million of borrowings under the old revolving loan commitment. For the year ended December 29, 2001, the total net cost, recorded as interest expense, of converting from a floating rate to a fixed rate was $1.7 million.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for the fiscal year beginning December 31, 2000 which required the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values for cash-flow hedges were deferred and recorded as a component of other comprehensive income until the hedged transactions occur and were then recognized in earnings.

On December 31, 2000, upon adoption of SFAS No. 133, the Company recognized a transition adjustment relating to the recording of the interest rate swap for approximately $2.0 million, net of tax of $1.4 million, in stockholder's equity as accumulated other comprehensive loss as the interest rate swap qualified as a cash-flow hedge. The fair value of the Company's interest rate swap, based on the net cost to settle the transaction at December 29, 2001, was approximately $3.4 million, net of tax of $2.6 million and was recorded as a liability and accumulated other comprehensive loss in the Company's consolidated balance sheet.

The fair value of the interest rate swap was $3.8 million, net of tax of $2.9 million, at June 6, 2002. Accordingly the increase in the fair value of the interest rate swap (the net cost to settle the transaction) was reflected as an additional other comprehensive loss during the period December 30, 2001 to June 6, 2002. Concurrent with the Transactions, the interest rate swap was terminated and the related debt and the interest rate swap were paid off. As a result, the Company expensed the interest rate swap termination cost of $6,652,000 during the period from December 30, 2001 to June 6, 2002.


Repayment of principal on long-term debt outstanding is as follows (in thousands):

2004                                                          $   4,229
2005                                                              4,410
2006                                                              4,555
2007                                                              4,777
2008                                                            121,355
Thereafter                                                      462,986
                                                              ---------
                                                                602,312
Less unamortized discount                                          (333)
                                                              ---------
                                                              $ 601,979
                                                              =========


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

The benefit obligation and related assets under all plans have been measured as of December 31, 2003, the plans' measurement date. The following tables set forth pension obligations and plan assets information (in thousands):


                                                         Year Ended       June 7, 2002 to   December 30,2001
                                                      January 3, 2004    December 28, 2002   To June 6, 2002
                                                      ---------------    -----------------  ----------------

Change in benefit obligation:
 Benefit Obligation-Beginning of Period                  $ 111,545         $ 105,271         $  88,320
 Service cost                                                6,549             3,778             2,306
 Interest cost                                               7,068             3,851             2,719
 Actuarial loss                                              2,335               373            11,107
 Benefits paid                                              (3,137)           (1,728)           (1,229)
 Business acquisition and other                                                                  2,048
                                                         ---------         ---------         ---------
 Benefit Obligation-End of Period                        $ 124,360         $ 111,545         $ 105,271
                                                         =========         =========         =========

Change in plan assets:
 Fair Value-Beginning of Period                          $  54,933         $  56,677         $  59,161
 Actual return on plan assets                               12,186            (5,408)           (2,234)
 Company contribution                                        5,544             5,392               979
 Benefits paid                                              (3,137)           (1,728)           (1,229)
                                                         ---------         ---------         ---------
 Fair Value-End of Period                                $  69,526         $  54,933         $  56,677
                                                         =========         =========         =========

Funded status:
 As of period-end                                        $ (54,834)        $ (56,612)
 Unrecognized cost - actuarial and investment
   losses, net                                               4,016             8,784
                                                         ---------         ---------
 Accrued benefit cost                                    $ (50,818)        $ (47,828)
                                                         =========         =========


The additional minimum liability of $9.2 million, net of tax of $4.0 million, has been reflected in other comprehensive income in Fiscal 2001.


                                                                                                               Year Ended
                                                      Year Ended       June 7, 2002 to    December 30, 2001   December 29,
                                                    January 3, 2004    December 28, 2002    to June 6, 2002      2001
                                                    ---------------    -----------------  ----------------    ------------
The components of pension cost are as follows:
 Service cost                                           $ 6,549           $ 3,778           $ 2,306           $ 4,336
 Interest cost on projected benefit obligation            7,068             3,851             2,719             5,175
 Expected return on plan assets                          (5,039)           (3,007)           (2,286)           (5,083)
 Net amortization and deferral:
  Unrecognized net (gain) loss                              (45)                                341              173
  Unrecognized prior service cost                                                               100               36
  Unrecognized net asset                                                                         (5)             (133)
                                                        -------           -------           -------           -------
 Net pension cost                                       $ 8,533           $ 4,622           $ 3,175           $ 4,504
                                                        =======           =======           =======           =======


                                                   Year Ended          June 7, 2002 to       December 30, 2001         Year Ended
                                                January 3, 2004       December 28, 2002       to June 6, 2002      December 29, 2001
                                                 ---------------      -----------------       ---------------      -----------------
The weighted-average assumptions used
  to determine net periodic benefit
  costs were as follows:
   Discount rate                                        6.50%                6.50%                7.25%                7.25%
   Rate of increase in compensation
     levels                                             4.00%                4.00%                4.00%                4.00%
   Expected long-term rate of
     return on plan assets                              9.00%                9.00%                9.00%                9.00%



                                         January 3, 2004       December 28, 2002
                                         ---------------       -----------------
The weighted-average assumptions
  used to determine the benefit
  obligation at year-end were as
  follows:
   Discount rate                              6.25%                 6.50%
   Rate of increase in compensation
    levels                                    4.00%                 4.00%



For future periods, the expected long-term rate of return on plan assets is 8.5%.

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The asset allocation for the Company's pension plans as of January 3, 2004, December 28, 2002 and the target allocation for 2004, by asset category, follow.


                          Target Allocation      January 3,         December 28,
                              for 2004             2004                2002
                          -----------------    -----------          ------------
Equity securities                70%               74%                 71%
Fixed income securities          30%               26%                 29%
                                ---               ---                 ---
  Total                         100%              100%                100%
                                ===               ===                 ===


The Company has an administrative committee that oversees the investment of the assets of the plans and has created a target allocation investment policy for the assets as noted above.

The reduction in the discount rate in 2003 resulted in an increase of $5.1 million in the projected benefit obligation and is expected to result in an increase in pension expense for 2004 of approximately $0.6 million. The reduction in the discount rate as of June 6, 2002 resulted in an increase of $12.2 million in the projected benefit obligation.

The plans' accumulated benefit obligation as of January 3, 2004 and December 28, 2002 was $104.1 million and $91.6 million, respectively.

The Company's estimated 2004 minimum required contributions to its defined benefit pension plans are approximately $16.9 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2004.

The Company and its subsidiaries also participate in various multi-employer plans which provide defined benefits to employees under collective bargaining agreements. Amounts charged to pension expense for such plans were $8.0 million, $3.8 million, $2.8 million and $7.0 million for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively. The Company has a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. Total expense for the plan amounted to $2.7 million, $1.3 million, $0.9 million and $1.9 million for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001, respectively. Also, the Company has a defined contribution plan covering certain hourly employees covered by a collective bargaining agreement. Total expense for the plan amounted to $1.3 million, $0.6 million, $0.4 million, and $0.7 million for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2002 to June 6, 2002 and Fiscal 2001, respectively.

7. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                          Successor                                  Predecessor
                                             --------------------------------------       ------------------------------------
                                             Year Ended                                                             Year Ended
                                             January 3,            June 7, 2002 to        December 30, 2001          December
                                               2004                December 28, 2002        to June 6, 2002          29, 2001
                                             ----------            -----------------       ----------------        -------------
Current income tax provision:
   Federal                                    $21,298                $ 11,990                 $ 7,670                 $ 9,593
   State                                        7,755                   2,678                   2,011                   2,967
                                              -------                --------                 -------                 -------
Total Current                                  29,053                  14,668                   9,681                  12,560
Deferred income tax provision:
   Federal                                      8,062                  (1,158)                 (1,959)                  2,860
   State                                          187                    (165)                   (309)                    435
                                              -------                --------                 -------                 -------
Total Deferred                                  8,249                  (1,323)                 (2,268)                  3,295
                                              -------                --------                 -------                 -------
   Total                                      $37,302                $ 13,345                 $ 7,413                 $15,855
                                              =======                ========                 =======                 =======


Federal income tax at the statutory rate of 35% for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002 and Fiscal 2001 and income tax expense as reported are reconciled as follows (in thousands):


                                                             Successor                                       Predecessor
                                                --------------------------------------           ---------------------------------
                                                Year Ended                                                              Year Ended
                                                January 3,             June 7, 2002 to            December 30, 2001       December
                                                  2004                December 28, 2002           to June 6, 2002        29, 2001
                                               ------------           -----------------           -----------------       --------
Federal income tax at statutory rate            $ 32,183                 $ 11,831                   $ 6,419               $ 14,574
State income taxes, net of federal tax
  benefits                                         4,848                    1,576                       998                  1,929
Resolution of prior year tax audits                                                                                         (2,360)
Non-deductible goodwill                                                                                                      1,813
Other-net                                            271                      (62)                       (4)                  (101)
                                                --------                 --------                   -------                --------
Income tax expense                              $ 37,302                 $ 13,345                   $ 7,413               $ 15,855
                                                ========                 ========                   =======                ========


The approximated tax effects of temporary differences as of January 3, 2004 and December 28, 2002 are as follows (in thousands):



                                                  January 3, 2004                                     December 28, 2002
                                      --------------------------------------               ---------------------------------------
                                      Assets         Liabilities        Total              Assets         Liabilities        Total
                                      ------      ---------------       -----              ------     -----------------      -----
Allowance for
 doubtful accounts                  $  2,003                           $  2,003         $   2,811                         $   2,811
Inventories                            2,809          $ (2,397)             412                            $   (901)           (901)
Employee benefits                     13,845                             13,845            10,287                            10,287
Accrued expenses
 not currently
 deductible                            3,231            (1,746)           1,485             3,674                             3,674
                                    --------          --------         --------         ---------          --------        --------
Total current                         21,888            (4,143)          17,745            16,772              (901)         15,871
                                    --------          --------         --------         ---------          --------        --------

Depreciation and
 amortization                                          (31,683)         (31,683)                            (28,913)        (28,913)
Employee benefits                     21,325                             21,325            22,322                            22,322
Accrued expenses
 not currently
 deductible                           36,745               (53)          36,692            29,368                            29,368
Net operating loss
 carryforwards                         1,827                              1,827             2,454                             2,454

Total noncurrent                      59,897           (31,736)          28,161            54,144           (28,913)         25,231
                                    --------          --------         --------         ---------         ---------       ---------
  Total                             $ 81,785          $(35,879)        $ 45,906         $  70,916         $ (29,814)      $  41,102
                                    ========          ========         ========         =========         =========       =========


Management believes that it is more likely than not that the net current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination include the historical operating results of the Company and expectations of future earnings. As of January 3, 2004, the Company has state net operating loss carryforwards of approximately $37 million which are due to expire beginning 2015. Of the state net operating losses, $22 million is subject to an annual limitation of approximately $5 million under state regulations similar to Section 382 of the Internal Revenue Code of 1986, as amended.

8. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rental expense and related subleasing income under operating leases are as follows (In thousands):


                                           Rental Expense
                                   ------------------------------     Subleasing
Period                               Minimum          Contingent        Income
------                             -----------       ------------     ----------
Fiscal 2003                          $49,540            $271            $17,418
June 7, 2002 to December 28, 2002     24,606             108             12,058
December 30, 2001 to June 6, 2002     17,974             592              9,625
Fiscal 2001                           42,363             704             21,818


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

Future minimum rental payments under long-term leases are as follows at January 3, 2004 (in thousands):

                                  Operating       Capitalized         Sublease
                                   Leases            Leases            Income
                                  ---------       -----------         --------
2004                              $ 59,623          $  6,393          $ 15,451
2005                                57,860             6,399            13,881
2006                                56,549             6,430            13,210
2007                                54,650             6,485            11,744
2008                                51,474             6,605             9,981
Thereafter                         365,137            68,202            41,665
                                  --------          --------          --------
  Total                           $645,293           100,514          $105,932
                                  ========                            ========
Amount representing interest                          44,575
                                                    --------
Present value of net minimum
 lease payments                                       55,939
Current portion                                        1,688
                                                    --------
Long-term portion                                   $ 54,251
                                                    ========


Of the operating lease commitments disclosed above, approximately $43.2 million has been accrued in the closed facility reserve at January 3, 2004.

Sublease income to be received relates primarily to subletting of retail store locations, for which the Company is the primary obligor, to third party retail operators typically supplied by the Company's wholesale operations.

Assets under capital leases, consisting of retail store sites, had a net book value of $39.9 million, net of accumulated amortization of $2.2 million, at January 3, 2004 and $11.5 million, net of accumulated amortization of $0.4 million, at December 28, 2002.

The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

The Company has guaranteed a customer lease amounting to $0.3 million at January 3, 2004. As the Company does not expect to pay such amount, nothing was accrued at January 3, 2004.

9. PATRONAGE DIVIDENDS

Prior to June 7, 2002, the Company's common stock was beneficially owned by the owners of 99 retail grocery stores serviced by Roundy's. These former stockholders received patronage dividends from the Company based on the level of their purchases. Subsequent to the Transactions, such patronage dividends are no longer payable.

10. STOCKHOLDER'S EQUITY

Option and stock appreciation rights ("SARs") transactions were as follows:

                                                                                                       Options
                                                                                                       Weighted
                                         Options            SARs             Option Price            Average Price
                                         -------           -----            ---------------          -------------
Outstanding, December 30, 2000           50,600            17,784           $ 53.10-$129.95          $   68.97
  Exercised                              (2,500)           (1,450)            53.10-  94.30              77.82
  Cancelled                                                   (50)
                                         -------           ------           --------------           ---------
Outstanding, December 29, 2001           48,100            16,284           $ 53.10-$129.95          $   68.51
                                         =======           =======          ===============          =========


Options exercisable at December 29, 2001 were 47,766 with a weighted average price of $68.08. All options became exercisable on June 6, 2002 and were exercised in connection with the Transactions.

The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but has applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. During 2000, the Company extended the term of all of its previously granted stock options. Compensation expense was immaterial for 2001. If the Company had elected to recognize compensation cost for the Plan based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, pro-forma net income in Fiscal 2001 and the period from December 30, 2001 to June 6, 2002 would have decreased by less than $100,000.

SAR holders were entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the fair market value per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. Compensation expense was not material in 2001. With the change in control of the Company, SARs previously granted and not exercised became exercisable, and were exercised on June 6, 2002 and resulted in $5.2 million of expense recorded in the period from December 30, 2001 to June 6, 2002.

11. SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two reportable segments - wholesale and retail. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. The accounting policies of the reportable segments are the same as those described in Note 2. In 2003, 2002 and 2001, no customer accounted for over 10% of net sales and service fees.

Eliminations represent the activity between wholesale and Company-owned retail stores. Intersegment revenues are recorded at amounts consistent with those charged to independent retail stores.

Identifiable assets are those used exclusively by that reportable segment. Corporate assets are principally cash and cash equivalents, supply contracts, trademarks, deferred financing costs, and certain property and equipment.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

(In thousands)

                                                            Successor                                      Predecessor
                                             ----------------------------------------       ---------------------------------------
                                                Year Ended           June 7, 2002 to        December 30, 2001          Year Ended
                                             January 3, 2004        December 28, 2002        to June 6, 2002       December 29, 2001
                                             ---------------        -----------------       -----------------      -----------------
NET SALES AND SERVICE FEES
   Retail                                      $2,457,346             $   942,859             $   646,408              $1,377,133
   Wholesale                                    3,319,927               1,692,699               1,303,335               2,871,003
   Eliminations                                (1,396,195)               (558,990)               (390,274)               (860,374)
                                               ----------             -----------             -----------              ----------
   Consolidated                                $4,381,078             $ 2,076,568             $ 1,559,469              $3,387,762
                                               ==========             ===========             ===========              ==========

INCOME BEFORE PATRONAGE DIVIDENDS,
  DEPRECIATION AND AMORTIZATION
   Retail                                      $   92,012             $    39,105             $    25,273              $   53,546
   Wholesale                                      105,336                  45,319                  33,364                  61,214
   Corporate                                      (55,800)                (19,635)                (22,595)                (21,412)
                                               ----------             -----------             ------------             ----------
   Consolidated                                $  141,548             $    64,789             $    36,042              $   93,348
                                               ==========             ===========             ===========              ==========

DEPRECIATION AND AMORTIZATION
   Retail                                      $   27,533             $    12,980             $     9,105              $   24,788
   Wholesale                                        6,121                   5,505                   4,405                   9,604
   Corporate                                       15,944                  12,501                   4,191                   8,636
                                               ----------             -----------             -----------              ----------
   Consolidated                                $   49,598             $    30,986             $    17,701              $   43,028
                                               ==========             ===========             ===========              ==========

INTEREST
   Retail                                      $   18,529             $     6,543             $     6,132              $   12,180
   Wholesale                                        2,171                   1,342                   2,146                   3,581
   Corporate                                       24,873                  13,130                   5,487                   3,023
                                               ----------             -----------             -----------              ----------
   Consolidated                                $   45,573             $    21,015             $    13,765              $   18,784
                                               ==========             ===========             ===========              ==========

CAPITAL EXPENDITURES
   Retail                                      $   37,420             $    13,031             $     5,273              $   10,961
   Wholesale                                        5,494                   4,581                   1,426                   9,727
   Corporate                                       14,740                   5,042                   3,943                  11,926
                                               ----------             -----------             -----------              ----------
   Consolidated                                $   57,654             $    22,654             $    10,642              $   32,614
                                               ==========             ===========             ===========              ==========

IDENTIFIABLE ASSETS (at year-end)
   Retail                                      $  713,406             $   513,299
   Wholesale                                      618,537                 599,602
   Corporate                                      198,447                 257,853
                                               ----------             -----------
   Consolidated                                $1,530,390             $ 1,370,754
                                               ==========             ===========

GOODWILL (at year-end)
   Retail                                      $  319,052             $   287,330
   Wholesale                                      320,943                 273,247
                                               ----------             -----------
   Consolidated                                $  639,995             $   560,577
                                               ==========             ===========


12.  ALLOWANCE FOR LOSSES

Allowance for losses consists of the following (in thousands):

                                                                      Additions
                                                                       Charged         Recoveries
                                                     Balance at       (Credited)           to                              Balance
                                                     Beginning            to           (Deductions        Business          at End
Description                                          of Period         Expenses       From) Reserve     Acquisition       of Period
-----------------------------------                  ---------         --------       -------------     -----------       ---------

January 3, 2004:
Current receivables                                    $5,577            (428)            (137)                             $5,012
Notes receivable, long-term                            $1,475                           (1,475)

June 7, 2002 to December 28, 2002:
Current receivables                                    $6,292          (1,193)             478                             $ 5,577
Notes receivable, long-term                            $1,300             175                                              $ 1,475

December 30, 2001 to June 6, 2002:
Current receivables                                    $7,021            (701)             (28)                            $ 6,292
Notes receivable, long-term                            $1,300                                                              $ 1,300

December 29, 2001:
Current receivables                                    $5,729             820              (16)              488           $ 7,021
Notes receivable, long-term                            $2,129            (829)                                             $ 1,300


Deductions from the reserve represent accounts written off, less recoveries.

13.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Notes. The accounting policies for all entities are consistent with those previously described herein.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended January 3, 2004 (Successor)
(In thousands)

                                                                     Combined
                                             Roundy's              Subsidiaries                Eliminations                 Total
                                           ----------              ------------                ------------               ---------
Revenues:
Net sales and service fees                 $1,665,138               $ 3,629,710                $  (913,770)               $4,381,078
Other-net                                         942                     1,246                                                2,188
                                           ----------               -----------                -----------                ----------
                                            1,666,080                 3,630,956                   (913,770)                4,383,266
                                           ----------               -----------                -----------                ----------
Costs and Expenses:
Cost of sales                               1,496,912                 2,900,536                   (895,229)                3,502,219
Operating and administrative                  136,158                   625,907                    (18,541)                  743,524
Interest                                       22,290                    23,283                                               45,573
                                           ----------               -----------                -----------                ----------
                                            1,655,360                 3,549,726                   (913,770)                4,291,316
                                           ----------               -----------                -----------                ----------

Income Before Income Taxes                     10,720                    81,230                                               91,950
Provision for Income Taxes                      8,565                    28,737                                               37,302
Equity in earnings of subsidiaries             52,493                                              (52,493)
                                           ----------               -----------                -----------                ----------
Net Income                                 $   54,648               $    52,493                $   (52,493)               $   54,648
                                           ==========               ===========                ===========                ==========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
June 7, 2002 to December 28, 2002 (Successor)
(In thousands)

                                                                     Combined
                                             Roundy's              Subsidiaries                Eliminations                 Total
                                           -----------             ------------                ------------               ----------

Revenues:
Net sales and service fees                 $  867,590               $ 1,585,198                $  (376,220)               $2,076,568
Other-net                                         327                       880                                                1,207
                                           ----------               -----------                -----------                ----------
                                              867,917                 1,586,078                   (376,220)                2,077,775
                                           ----------               -----------                -----------                ----------
Costs and Expenses:
Cost of sales                                 789,272                 1,289,448                   (368,820)                1,709,900
Operating and administrative                   55,260                   265,197                     (7,400)                  313,057
Interest                                       11,011                    10,004                                               21,015
                                           ----------               -----------                -----------                ----------
                                              855,543                 1,564,649                   (376,220)                2,043,972
                                           ----------               -----------                -----------                ----------

Income Before Income Taxes                     12,374                    21,429                                               33,803
Provision for Income Taxes                      4,885                     8,460                                               13,345
Equity in earnings of subsidiaries             12,969                                              (12,969)
                                           ----------               -----------                -----------                ----------
Net Income                                 $   20,458               $    12,969                $   (12,969)               $   20,458
                                           ==========               ===========                ===========                ==========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)


                                                                     Combined
                                           Roundy's                Subsidiaries                Eliminations                 Total
                                         -----------               ------------                ------------               ----------
Revenues:
Net sales and service fees               $   642,969                $ 1,193,445                $  (276,945)               $1,559,469
Other-net                                        (51)                       745                                                  694
                                         -----------                -----------                -----------                ----------
                                             642,918                  1,194,190                   (276,945)                1,560,163
                                         -----------                -----------                -----------                ----------
Costs and Expenses:
Cost of sales                                584,157                    972,470                   (271,577)                1,285,050
Operating and administrative                  49,276                    191,699                     (5,368)                  235,607
SARs and other termination costs               7,400                                                                           7,400
Interest                                       6,498                      7,267                                               13,765
                                         -----------                -----------                -----------                ----------
                                             647,331                  1,171,436                   (276,945)                1,541,822
                                         -----------                -----------                -----------                ----------

Income (Loss) Before Income Taxes             (4,413)                    22,754                                               18,341
Provision (Benefit) for Income Taxes          (1,783)                     9,196                                                7,413
Equity in earnings of subsidiaries            13,558                                               (13,558)
                                         -----------                -----------                -----------                ----------
Net Income                               $    10,928                $    13,558                $   (13,558)               $   10,928
                                         ===========                ===========                ===========                ==========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 29, 2001 (Predecessor)
(In thousands)


                                                                     Combined
                                            Roundy's               Subsidiaries                Eliminations                 Total
                                           ----------              ------------                ------------               ----------
Revenues:
Net sales and service fees                 $1,442,820               $ 2,585,671                $  (640,729)               $3,387,762
Other-net                                          87                     1,970                                                2,057
                                           ----------               -----------                -----------                ----------
                                            1,442,907                 2,587,641                   (640,729)                3,389,819
                                           ----------               -----------                -----------                ----------
Costs and Expenses:
Cost of sales                               1,311,621                 2,144,296                   (629,963)                2,825,954
Operating and administrative                  111,594                   393,933                    (10,766)                  494,761
Interest                                        1,928                    16,856                                               18,784
                                           ----------               -----------                -----------                ----------
                                            1,425,143                 2,555,085                   (640,729)                3,339,499
                                           ----------               -----------                -----------                ----------
Income Before Patronage Dividends              17,764                    32,556                                               50,320
Patronage Dividends                            16,023                    (7,342)                                               8,681
                                           ----------               -----------                -----------                ----------
Income Before Income Taxes                      1,741                    39,898                                               41,639
Provision for Income Taxes                        658                    15,197                                               15,855
Equity in earnings of subsidiaries             24,701                                              (24,701)
                                           ----------               -----------                -----------                ----------
Net Income                                 $   25,784               $    24,701                $   (24,701)               $   25,784
                                           ==========               ===========                ===========                ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 3, 2004 (Successor)
(In thousands)

                                                                            Combined
                                                     Roundy's             Subsidiaries           Eliminations           Total
                                                   -----------           -------------           ------------         ---------
Assets

Current Assets:
  Cash and cash equivalents                        $    49,059            $    40,947                                  $   90,006
  Notes and accounts receivable-net                     33,129                 59,004            $ (10,204)                81,929
  Merchandise inventories                               53,363                198,525                                     251,888
  Prepaid expenses                                       4,532                  7,897                                      12,429
  Deferred income tax benefits                          (3,160)                20,905                                      17,745
                                                   -----------            -----------            ---------             ----------

    Total current assets                               136,923                327,278              (10,204)               453,997
                                                   -----------            -----------            ---------             ----------

Property and Equipment-Net                              19,784                300,365                                     320,149

Other Assets:
  Investment in subsidiaries                           249,422                                    (249,422)
  Intercompany receivables                             476,528                                    (476,528)
  Deferred income tax benefits                          28,161                                                             28,161
  Notes receivable                                         615                  2,262                                       2,877
  Goodwill and other assets                            266,722                458,484                                     725,206
                                                   -----------            -----------            ---------            ----------

    Total other assets                               1,021,448                460,746             (725,950)              756,244
                                                   -----------            -----------            ---------            ----------

Total assets                                       $ 1,178,155            $ 1,088,389            $(736,154)           $1,530,390
                                                   ===========            ===========            =========            ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                 $   150,376            $   154,087            $  (7,730)           $  296,733
  Accrued expenses                                      60,387                 71,586               (2,474)              129,499
  Current maturities of long-term debt and
    capital lease obligations                            2,500                  1,729                                      4,229
  Intercompany payable                                                        476,528             (476,528)
  Income taxes                                          12,221                   (439)                                    11,782
                                                   -----------            -----------            ---------            ----------

    Total current liabilities                          225,484                703,491             (486,732)              442,243
                                                   -----------            -----------            ---------            ----------

Long-Term Debt and Capital Lease Obligations           543,417                 54,333                                    597,750

Other Liabilities                                       19,648                 81,143                                    100,791
                                                   -----------            -----------            ---------            ----------

    Total liabilities                                  788,549                838,967             (486,732)            1,140,784


Shareholder's Equity                                   389,606                249,422             (249,422)              389,606
                                                   -----------            -----------            ---------            ----------

Total liabilities and shareholder's equity         $ 1,178,155            $ 1,088,389            $(736,154)           $1,530,390
                                                   ===========            ===========            =========            ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 28, 2002 (Successor)
(In thousands)


                                                                               Combined
                                                          Roundy's           Subsidiaries         Eliminations              Total
                                                       -----------           ------------         ------------           ----------
Assets

Current Assets:
  Cash and cash equivalents                            $   117,307            $  22,471                                  $ 139,778
  Notes and accounts receivable-net                         35,543               56,317            $  (4,516)               87,344
  Merchandise inventories                                   53,386              173,079                                    226,465
  Prepaid expenses                                           3,816                5,940                                      9,756
  Deferred income tax benefits                              (8,465)              24,336                                     15,871
                                                       -----------            ---------            ---------            ----------

    Total current assets                                   201,587              282,143               (4,516)              479,214
                                                       -----------            ---------            ---------            ----------

Property and Equipment-Net                                  10,873              203,675                                    214,548

Other Assets:
  Investment in subsidiaries                               190,732                                 (190,732)
  Intercompany receivables                                 409,761                                 (409,761)
  Deferred income tax benefits                              25,231                                                          25,231
  Notes receivable                                             640                2,883                                      3,523
  Goodwill and other assets                                258,896              389,342                                    648,238
                                                       -----------            ---------            ---------            ----------

    Total other assets                                     885,260              392,225             (600,493)              676,992
                                                       -----------            ---------            ---------            ----------

Total assets                                           $ 1,097,720            $ 878,043            $(605,009)           $1,370,754
                                                       ===========            =========            =========            ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                     $   127,742            $ 116,146            $  (3,043)           $  240,845
  Accrued expenses                                          63,486               65,403               (1,473)              127,416
  Current maturities of long-term debt
    and capital lease obligations                            2,500                  461                                      2,961
  Intercompany payable                                                          409,761             (409,761)
  Income taxes                                               7,828                5,542                                     13,370
                                                       -----------            ---------            ---------            ----------

    Total current liabilities                              201,556              597,313             (414,277)              384,592
                                                       -----------            ---------            ---------            ----------

Long-Term Debt and Capital Lease Obligations               546,502               13,322                                    559,824

Other Liabilities                                           14,704               76,676                                     91,380
                                                       -----------            ---------            ---------            ----------

    Total liabilities                                      762,762              687,311             (414,277)            1,035,796
                                                       -----------            ---------            ---------            ----------


Shareholder's Equity                                       334,958              190,732             (190,732)              334,958
                                                       -----------            ---------            ---------            ----------

Total liabilities and shareholder's equity             $ 1,097,720            $ 878,043            $(605,009)           $1,370,754
                                                       ===========            =========            =========            ==========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended January 3, 2004 (Successor)
(In thousands)


                                                                                                      Combined
                                                                                    Roundy's        Subsidiaries        Total
                                                                                    ---------       ------------      ---------
Net Cash Flows From Operating Activities                                            $  30,439        $ 129,036        $ 159,475
                                                                                    ---------        ---------        ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                                (12,764)         (43,336)         (56,100)
  Payment for business acquisitions net of cash acquired                             (148,529)                         (148,529)
  Notes receivable                                                                         25              621              646
                                                                                    ---------        ---------        ---------
  Net cash flows used in investing activities                                        (161,268)         (42,715)        (203,983)
                                                                                    ---------        ---------        ---------

Cash Flows From Financing Activities:
  Payments of debt                                                                     (3,085)          (1,078)          (4,163)
  Debt issuance costs                                                                  (1,101)                           (1,101)
  Contributed capital
  Intercompany receivables-net                                                         66,767          (66,767)
                                                                                    ---------        ---------        ---------
  Net cash flows (used in) provided by  financing activities                           62,581          (67,845)          (5,264)
                                                                                    ---------        ---------        ---------

Net Decrease in Cash and Cash Equivalents                                             (68,248)          18,476          (49,772)

Cash And Cash Equivalents, Beginning Of Period                                        117,307           22,471          139,778
                                                                                    ---------        ---------        ---------
Cash And Cash Equivalents, End Of Period                                            $  49,059        $  40,947        $  90,006
                                                                                    =========        =========        =========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from June 7, 2002 to December 28, 2002 (Successor)
(In thousands)


                                                                                                     Combined
                                                                                 Roundy's          Subsidiaries        Total
                                                                                ---------          ------------      ---------
Net Cash Flows Provided by (Used in) Operating Activities                       $ (34,276)          $ 110,814        $  76,538
                                                                                ---------           ---------        ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                             (6,256)            (16,046)         (22,302)
  Acquisition of Roundy's                                                        (323,307)           (220,372)        (543,679)
  Payment for business acquisitions net of cash acquired                          (40,631)                             (40,631)
  Notes receivable                                                                    103               1,006            1,109
                                                                                ---------           ---------         ---------
  Net cash flows used in investing activities                                    (370,091)           (235,412)        (605,503)
                                                                                ---------           ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                                              549,625                              549,625
  Interest rate swap termination payment                                           (6,652)                              (6,652)
  Payments of debt                                                               (166,524)               (248)        (166,772)
  Debt issuance costs                                                             (21,958)                             (21,958)
  Contributed capital                                                             314,500                              314,500
  Intercompany receivables-net                                                   (147,317)            147,317
                                                                                ---------           ---------        ---------
  Net cash flows provided by financing activities                                 521,674             147,069          668,743
                                                                                ---------           ---------        ---------

Net Increase in Cash and Cash Equivalents                                         117,307              22,471          139,778

Cash And Cash Equivalents, Beginning Of Period
                                                                                ---------           ---------        ---------
Cash And Cash Equivalents, End Of Period                                        $ 117,307           $  22,471        $ 139,778
                                                                                =========           =========        =========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)


                                                                                                     Combined
                                                                               Roundy's            Subsidiaries       Total
                                                                               --------            ------------      --------

Net Cash Flows Provided by (Used in) Operating Activities                      $ (5,495)             $ 50,339        $ 44,844
                                                                               --------              --------        --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                           (4,008)               (6,156)        (10,164)
  Notes receivable                                                                  318                   561             879
                                                                               --------              --------        --------
  Net cash flows used in investing activities                                    (3,690)               (5,595)         (9,285)
                                                                               --------              --------        --------

Cash Flows From Financing Activities:
  Payments of debt                                                              (48,450)                 (168)        (48,618)
  Debt issuance costs                                                               (56)                                  (56)
  Intercompany receivables-net                                                   39,916               (39,916)
                                                                               --------              --------        --------
  Net cash flows used in financing activities                                    (8,590)              (40,084)        (48,674)
                                                                               --------              --------        --------

Net (Decrease)Increase in Cash and Cash Equivalents                             (17,775)                4,660         (13,115)

Cash And Cash Equivalents, Beginning Of Period                                   23,137                22,379          45,516
                                                                               --------              --------        --------
Cash And Cash Equivalents, End Of Period                                       $  5,362              $ 27,039        $ 32,401
                                                                               ========              ========        ========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 29, 2001 (Predecessor)
(In thousands)

                                                                                                     Combined
                                                                                  Roundy's         Subsidiaries       Total
                                                                                  --------         -----------        --------

Net Cash Flows Provided by Operating Activities                                   $ 14,692            $ 61,579        $ 76,271
                                                                                  --------            --------        --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                              (7,071)            (21,151)        (28,222)
  Payment for business acquisitions net of cash acquired                           (78,829)                            (78,829)
  Other                                                                                647               1,019           1,666
                                                                                  --------            --------        --------
  Net cash flows used in investing activities                                      (85,253)            (20,132)       (105,385)
                                                                                  --------            --------        --------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                                                88,000                              88,000
  Payments of debt                                                                 (47,800)               (256)        (48,056)
  Common stock purchased, sold and debt issuance costs                              (5,207)                             (5,207)
  Intercompany receivables-net                                                      36,902             (36,902)
                                                                                  --------            --------        --------
  Net cash flows provided by (used in) financing activities                         71,895             (37,158)         34,737
                                                                                  --------            --------        --------

Net Increase in Cash and Cash Equivalents                                            1,334               4,289           5,623

Cash And Cash Equivalents, Beginning Of Year                                        21,803              18,090          39,893
                                                                                  --------            --------        --------
Cash And Cash Equivalents, End Of Year                                            $ 23,137            $ 22,379        $ 45,516
                                                                                  ========            ========        ========


14.  SUBSEQUENT EVENT

On March 29, 2004, the Company closed on an amendment to its Credit Agreement which lowered the applicable rates for the term loan by 0.5%. Subsequent to this amendment, the applicable rate under the LIBOR option and the base rate option is LIBOR plus 2.0% and prime plus 1.0%, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and disclose important information timely. The Company concluded that the controls and procedures were effective as of January 3, 2004 to ensure material information was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter ended January 3, 2004, the Company made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of Roundy's are as follows:

Name                              Age     Position(s) Held with Roundy's

Robert A. Mariano                 53      Chairman of the Board, Chief Executive
                                          Officer and President; Director

Darren W. Karst                   44      Executive Vice President and Chief
                                          Financial Officer

Andrew A. Abraham                 40      Group Vice President, Marketing

John W. Boyle                     46      Group Vice President, Information
                                          Technology and Business Process

Gary L. Fryda                     51      Group Vice President, Retail
                                          Operations, Customer Satisfaction

Edward G. Kitz                    50      Group Vice President, Legal, Risk and
                                          Treasury, Corporate Secretary

Robin S. Michel                   49      Group Vice President, Merchandising
                                          and Procurement

Donald S. Rosanova                54      Group Vice President, Supply Chain

Michael J. Schmitt                55      Group Vice President, Wholesale
                                          Development and Real Estate

Colleen J. Stenholt               53      Group Vice President, Human Resources

Jeffrey D. Beyer                  36      Director

L. Dick Buell                     53      Director

Ralph W. Drayer                   59      Director

Avy H. Stein                      49      Director

John R. Willis                    54      Director


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

Andrew A. Abraham has served as Group Vice President Marketing since February 2003. Mr. Abraham served as Vice President of Product Marketing at Radio Shack Corporation from April 2001 to February 2003. From June 1989 to March 2001, Mr. Abraham held various positions in brand management at Procter & Gamble Company.

John W. Boyle has served as Group Vice President, Information Technology and Business Process since October 2003. From May 2003 until October 2003 Mr. Boyle served as Vice President, Business Process Excellence. From May 2002 until May 2003 Mr. Boyle performed independent consulting including seven months at Roundy's. From 1999 until February 2002 Mr. Boyle held various management positions at Storage Networks, Inc. Mr. Boyle served as Group Vice President, Information Technology and Store Planning at Dominick's from March 1996 and Vice President, Administration from January 1995 until its sale in 1998. From 1992 until 1995 Mr. Boyle served as Vice President, Information Technology at Food 4 Less Supermarkets, Inc.

Gary L. Fryda has served as Group Vice President, Retail Operations and Customer Satisfaction since October 2002. From 2000 to October 2002, Mr. Fryda served as Vice President of Corporate Retail. From 1987 to 2000, Mr. Fryda served as the President and Chief Executive Officer of Mega Marts, Inc., which was acquired by Roundy's in March 2000. From 1986 to 1987, Mr. Fryda worked for Cardinal Foods, a grocery wholesale and retail company, initially as Vice President and Chief Operating Officer of Cardinal's retail division and later as President of the retail division.

Edward G. Kitz has served as Corporate Secretary and Group Vice President Legal, Risk and Treasury since September 2003 and served as Vice President, Secretary and Treasurer of Roundy's from 1995 to September 2003. Mr. Kitz joined Roundy's in 1980 as the Corporate Controller and was promoted to Vice President in 1985. In 1989, Mr. Kitz assumed the additional responsibilities of Treasurer. Prior to joining Roundy's, Mr. Kitz was with Deloitte & Touche LLP.

Robin S. Michel has served as Group Vice President, Merchandising and Procurement since September 2003. From 2002 to September 2003, Ms. Michel served as Vice President-Merchandising for 7-Eleven, Inc. From 1990 to 2002 Ms. Michel held various positions at H.E. Butt Grocery Company, most recently as Group Vice President-Drug Store Procurement & Merchandising. Ms. Michel held various merchandising positions with The Kroger Company from 1978 to 1990.

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

Jeffery D. Beyer has been a director of Roundy's since October 2002. Mr. Beyer is a Principal at Willis Stein & Partners. Prior to joining Willis Stein in
May 2002, Mr. Beyer was a management consultant at the Boston Consulting Group from 1998 to 2002. Prior to joining Boston Consulting Group, Mr. Beyer attended Stanford University's Graduate School of Business from September 1996 to
June 1998, where he received an M.B.A. degree. Mr. Beyer served as Vice President in the mergers and acquisitions group of Bear Stearns from July 1989 to August 1996.

L. Dick Buell has been a director of Roundy's since August 2002. Mr. Buell has been Chief Executive Officer of WS Brands, Inc. since December 2001. Prior to that, Mr. Buell served as President and Chief Operating Officer of Foodbrands America, Inc., a maker of branded and private-label processed perishable foods for delicatessens, food-service distributors, restaurant chains and retail and wholesale clients, from March 2000 to November 2001. From 1989 to 2000, Mr. Buell held senior management positions at Griffith Laboratories, a developer and manufacturer of value-added flavor and texture systems for food and food products, including serving as President and Chief Executive Officer from 1993 to 2000. From 1983 to 1989, Mr. Buell was a Vice President at Kraft Food Company.

Ralph W. Drayer has been a director of Roundy's since October 2002. Mr. Drayer is Founder and Chairman of Supply Chain Insights, LLC, a supply chain strategy consultancy. Prior to founding Supply Chain Insights, LLC in 2001, Mr. Drayer was with Procter and Gamble for 32 years from 1962 to 2001. Mr. Drayer held a number of distribution, logistics, customer service and customer business development positions with Procter and Gamble, both domestically and internationally most recently as Vice President--Efficient Customer Response--Worldwide.

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

John R. Willis has been the Vice President and Secretary and a director of RAC and a director of Roundy's since October, 2002. Mr. Willis is a Managing Director of Willis Stein Partners L.P. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a director of CIVC Partners from 1989 to 1994. In 1988, he founded the Continental Mezzanine Investment Group and was its manager through 1990. Mr. Willis currently serves as a director of several companies, including Aurum Technology, Inc., Aavid Thermal Technologies, Inc., PersonalPath Systems, Inc., National Veterinary Associates, Inc. and Ziff Davis Media Inc.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (the "Code") within the meaning of Item 406(b) of Regulation S-K. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions and all employees. The Code is publicly available on the Company's website at http://www.roundys.com.

Audit Committee
The Company's Board of Directors has an Audit Committee comprised of Messrs. Buell and Beyer. Mr. Buell is the Chairman of the Committee. The Company has identified Mr. Beyer as the Audit Committee's "financial expert" as defined by applicable SEC rules. As a Principal at Willis Stein, Mr. Beyer is responsible for overseeing and assessing the financial performance of several Willis Stein portfolio companies and actively supervises the chief financial officers of certain of those companies. Roundy's has determined that Mr. Beyer is not "independent" as defined for purposes of the SEC rules because he is an employee of Willis Stein, the majority owner of RAC, Roundy's parent company.

ITEM 11. Executive Compensation

The following table shows the compensation for the past three years of the Company's Chief Executive Officer and the next four most highly compensated executive officers performing policy-making functions for Roundy's, Inc. The five individuals named in the table below are collectively referred to as the "named executive officers":


                                                                    Annual
                                                                 Compensation
                                                                    Salary                             All Other
Name and Principal Position                           Year          (1) (2)           Bonus         Compensation(3)
---------------------------                           ----         ---------          -----         ---------------
Robert A. Mariano(4)                                  2003         $611,539          $600,000            $9,399
  Chairman, President and                             2002          339,230           348,000             6,862
  Chief Executive Officer                             2001

Darren W. Karst(4)                                    2003          458,654           450,000            10,134
  Executive Vice President and                        2002          254,423           261,000             5,048
  Chief Financial Officer                             2001

Gary L. Fryda                                         2003          348,773           171,238            11,363
  Group Vice President of Retail                      2002          332,500            79,967            10,449
  Operations and Customer Satisfaction                2001          332,500                               6,440

Donald S. Rosanova(5)                                 2003          295,577           145,000             6,427
  Group Vice President - Supply Chain                 2002           55,769            36,250
                                                      2001

Andrew A. Abraham(6)                                  2003          253,077           128,333             6,441
  Group Vice President - Marketing                    2002
                                                      2001

(1) Includes amounts (if any) deferred pursuant to the Company's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) "All Other Compensation" includes the following:

                                                                     Company
                                                   Life           Contributions     Deferred
                                                 Insurance              to        Compensation
Name                                  Year      Benefit(a)         401(k)Plans      Plan (b)
-------------------                   ----      ----------         -----------    ------------
Robert A. Mariano                     2003       $9,399
                                      2002        6,862
                                      2001

Darren W. Karst                       2003        4,134             $6,000
                                      2002        4,069                979
                                      2001

Gary L. Fryda                         2003        4,501              6,000          $862
                                      2002        4,390              5,500           559
                                      2001          976              5,250           214

Donald S. Rosanova                    2003        1,279              5,148
                                      2002
                                      2001

Andrew A. Abraham                     2003        2,079              4,362
                                      2002
                                      2001

         (a) Life Insurance Benefit consists of premiums on term life insurance.
         (b) Estimated above-market portion of interest accrued on amounts deferred under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan" below. Only Mr. Fryda participated in the Deferred Compensation Plan during the periods indicated.

(4) Messrs. Mariano and Karst were employed by the Company beginning June 7,
    2002.
(5) Mr. Rosanova's employment by the Company began October 21, 2002.
(6) Mr. Abraham's employment by the Company began February 10, 2003.

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

Life Insurance
--------------
Each of the executive officers of the Company is covered by $250,000 of executive equity life insurance. In addition, executives are covered by a group life carve-out plan in the amount of three times salary, which is in lieu of the group term life insurance provided to substantially all nonunion employees under a Company-sponsored plan. In addition, the executive officers of the Company are covered by an executive disability income insurance wrap-around plan which is in addition to the disability income insurance provided to substantially all nonunion employees under a Company-sponsored plan.

Deferred Compensation Plan
--------------------------
The Company maintains a deferred compensation plan, applicable to officers who have been elected by the Board of Directors, to assist those officers in deferring income until their retirement, death or other termination of employment. Of the named executive officers, only Mr. Fryda participates in the Deferred Compensation Plan. The plan participants may make deferral commitments that are not less than $10,000 over a period of not more than seven years and not less than $2,000 in any one year. The aggregate annual deferral may not exceed $100,000 per calendar year for all participants combined unless the Board of Directors approves an amount in excess of that limit. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's designated beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a 10 year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the plan. The Company established a trust to hold assets to be used to pay benefits under the deferred compensation plan, however, the rights of any particular beneficiary or estate to benefits under the deferred compensation plan are solely those of an unsecured creditor of the Company.

Board of Directors Compensation
-------------------------------
A formal Board compensation policy was adopted on March 18, 2003. Directors who are employees or principals of Roundy's or Willis Stein will receive no fees for serving as directors, and other Directors (Messrs. Buell and Drayer) will receive $30,000 per year, prorated on an annual basis.

Retirement Plan
---------------
Benefits under the Company's retirement plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by one percent of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years. The following table shows the estimated annual pensions (before deduction of the Social Security offset described above) that persons in specified categories would have received if they had retired on January 3, 2004, at the age of 65:

              Average Annual
               Compensation
             During Last Five                            Annual Pension After Specified Years of Credited Service
         Completed Calendar Years           10 Years      15 Years      20 Years      25 Years        30 Years       35 Years
         ------------------------           --------      --------      --------      --------        --------       --------
                 $100,000                     $20,000      $30,000        $40,000       $ 50,000       $ 55,000        $ 60,000
                  125,000                      25,000       37,500         50,000         62,500         68,800          75,000
                  150,000                      30,000       45,000         60,000         75,000         82,500          90,000
                  175,000                      35,000       52,500         70,000         87,500         96,250         105,000
                  200,000                      38,800       58,200         77,600         97,100        106,800         116,500
                  225,000                      40,000       60,000         80,000        100,000        110,000         120,000


All of the named executive officers are covered by the Company's retirement plan. Their average annual compensation would be the combined amount listed under salary and bonus shown in the Summary Compensation Table. The current executive officers are subject to a $200,000 annual limit on covered compensation. The estimated credited years of service for each of the named executive officers is as follows: Mr. Mariano--2 years; Mr. Karst--2 years; Mr. Fryda--14 years; Mr. Rosanova-2 years; and Mr. Abraham-1 year.

Compensation Committee
----------------------
The members of the Compensation Committee of the Board of Directors of the Company are Mssrs. Beyer, Drayer and Stein, all of whom are non-employee directors of Roundy's.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

All of the common stock of Roundy's is owned by RAC. Set forth below is information concerning the ownership of RAC common and preferred stock, and the combined voting power of such stock represented thereby, by (i) each Roundy's director; (ii) each "named executive officer"; and (iii) all of Roundy's directors and executive officers as a group.

                                                                                                              Combined Voting
                                               RAC Common Stock            RAC Preferred Stock                      Power (1)
                                          ----------------------------     -----------------------------     -----------------------
                                            Amount and                       Amount and                     Amount and
                                             Nature of                        Nature of                      Nature of
Name of                                     Beneficial      Percent of       Beneficial     Percent of      Beneficial    Percent of
Beneficial Owner                            Ownership         Class          Ownership        Class          Ownership      Class
---------------------                       ---------       ---------        ---------       ---------      ---------     ---------

Willis Stein Entities (2)                    95,436.2        100.00%        10,483.3          100.00%        105,919.6      100.00%
Robert A. Mariano                             4,460.0          4.67             33.3            0.32           4,493.3        4.24
Darren W. Karst                               2,203.3          2.31             13.3            0.13           2,216.7        2.09
Gary L. Fryda                                   524.2          0.55                                              524.2        0.49
Donald S. Rosanova                              524.2          0.55                                              524.2        0.49
Andrew A. Abraham                               524.2          0.55                                              524.2        0.49
Jeffrey D. Beyer
L. Dick Buell                                   150.0          0.16                                              150.0        0.14
Ralph W. Drayer                                 150.0          0.16                                              150.0        0.14
Avy H. Stein (2)                             95,436.2        100.00         10,483.3          100.00         105,919.6      100.00
John R. Willis (2)                           95,436.2        100.00         10,483.3          100.00         105,919.6      100.00
All Directors and
  Executive Officers
  (including two non-
   executive officers) of
   Roundy's, Inc., (as a
   group 17 persons)                         95,436.2        100.00         10,483.3          100.00         105,919.6      100.00


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

(2) Includes 60,000 shares of common stock (62.87%) and 7,500 shares of preferred stock (71.54%) held by Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the "Willis Stein Entities"). Also includes 35,436.2 shares of common stock and 2,983.3 shares of preferred stock held by the stockholders executing the investor rights agreement. Such stockholders have agreed pursuant to the terms of the investor rights agreement to vote their shares as directed by the Willis Stein Entities in certain matters. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the investor rights agreement. The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis and Avy
         H. Stein are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis and Stein is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.


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

Item 14.  Principal Accountant Fees and Services

Audit Fees. Fees for professional services provided for Fiscal 2003 and 2002, were $665,200 and $536,500, respectively. Audit fees consist primarily of the annual audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the annual audit and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards.

Audit-Related Fees. Fees for audit-related professional services provided during Fiscal 2003 were $65,300. Audit-related fees consist primarily of audits of the Company's benefit plans.

Tax Fees. Fees for tax-related professional services provided during Fiscal 2003 were $316,600. Tax fees include professional services provided for review of tax returns prepared by the Company, deferred tax analysis, tax provision review, purchase accounting, acquisition matters and tax advice, exclusive of tax services rendered in connection with the audit.

There were no other fees incurred by the Company during Fiscal 2003 and 2002. The Company's Board of Directors appoints the independent auditors and pre-approves the fee arrangements with respect to the annual audit, quarter reviews of the Company's Form 10-Q filings, audit of the Company's benefit plans and tax compliance services and other services as required. All of the services described under audit, audit-related and tax fees have been approved by the Audit Committee.


PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following: Report of Independent Auditors, Independent Auditors' Report, Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholder's Equity and Comprehensive Income and Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules:

Schedules not included have been omitted because they are not applicable.

(b)        Reports on Form 8-K

Date Filed              Date of Report         Item
----------------        ---------------        -------
November 12, 2003       November 6, 2003       The Company reported (and filed
                                               as an Exhibit a press release
                                               announcing) financial results for
                                               the nine months ended September
                                               27, 2003.


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

                                                        ROUNDY'S, INC.
                                                        ------------------------
                                                        Registrant


March 29, 2004                                          By: /s/ROBERT A. MARIANO
--------------                                          ----------------------
                                                        Robert A. Mariano
                                                        Chairman of the Board,
                                                        Chief Executive Officer
                                                        And President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2004.



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


/s/L. DICK BUELL                                Director
------------------
L. Dick Buell


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





Registrant does not furnish an annual report on proxy-soliciting material to its security holders.

                                Roundy's, Inc.
            Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the year ended January 3, 2004

                                  EXHIBIT INDEX

The following exhibits to the Annual Report are filed herewith or, where noted, are incorporated by reference herein:

    Exhibit
      No.                                              Description
      2.1         Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's
                  Supermarkets, Inc. dated as of December 10, 2002 (1)
      2.2         Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc.,
                  Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
      2.3         Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and
                  Roundy's, Inc.(3)
      2.4         Share Exchange Agreement dated May 18, 2001, by and between Roundy's, Inc. and The Copps
                  Corporation(4)
      2.5         Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc., The Copps Corporation,
                  Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (5)
      2.6         Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods
                  Group, Inc., RBF Corp., and Roundy's, Inc. (6)
      2.7         First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between
                  Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (7)
      3.1         Roundy's, Inc. Amended and Restated Articles of Incorporation(8)
      3.2         Amended and Restated By-Laws of Roundy's, Inc.(9)
      4.1         Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as
                  Trustee(10)
      4.2         Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
      4.3         Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
      4.4         Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners,
                  Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan,
                  Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods,
                  Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation,
                  The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the
                  Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000
                  Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(12)
      10.1        A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as
                  Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear,
                  Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)
      10.2        A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's,
                  Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and
                  Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(14)
      10.3        $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The
                  Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as
                  Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One,
                  Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York
                  Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank,
                  M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of
                  June 6, 2002(15)(16)
      10.4        First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition
                  Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (17)
      10.5        Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated
                  as of June 6, 2002(18)
      10.6        Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(19)
      10.7        Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(20)
      10.8        Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(21)
      10.9        Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(22)
     10.10        Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty
                  Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(23)
     10.11        Declarations page for renewal through May 1, 2004 of Directors and Officers Liability and
                  Corporation Reimbursement Policy (FILED HEREWITH)
     10.12        Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano(24)
     10.13        Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst(25)
     10.14        Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(26)
     10.15        Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova (27)
     10.16        Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz(28)
     10.17        Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F.
                  Lestina(29)
     10.18        Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(30)
     10.19        Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein
                  & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A,
                  L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of
                  Coinvestors, and certain executive employees of Roundy's, Inc. (31)
     10.20        First Amendment dated October 28, 2002 to Investor Rights
                  Agreement dated June 6, 2002, including form of Transfer
                  Notice and Joinder Agreement (32)
     10.21        Second Amendment dated May 12, 2003 to $375,000,000 Credit
                  Agreement dated as of June 6, 2002 among Roundy's Acquisition
                  Corp., Roundy's Inc., as Borrower, The Several Lenders from
                  Time to Time Parties Hereto, Bear Stearns Corporate Lending
                  Inc., as Administrative Agent, Canadian Imperial Bank of
                  Commerce, as Syndication Agent, Bank One, Wisconsin,
                  Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                  "Rabobank Nederland", New York Branch, LaSalle Bank National
                  Association, Associated Bank, N.A., Harris Trust and Savings
                  Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National
                  Association, as Documentation Agents dated as of June 6, 2002.
                  (33)
     10.22        Third Amendment dated March 29, 2004, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of
                  December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc. as Borrower,
                  the several banks, financial institutions and other entities from time to time parties thereto,
                  Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate
                  Lending, Inc., as administrataive agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (FILED HEREWITH)
      21.1        Subsidiaries of the Registrant (FILED HEREWITH)
      31.1        Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002 (FILED HEREWITH)
      31.2        Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                  2002 (FILED HEREWITH)
      32.1        Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (FILED HEREWITH)
      32.2        Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (FILED HEREWITH)

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

(20) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997

(21) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)

(22) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(23) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(24) Incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(25) Incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(26) Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000 (Commission File No. 002-94984)

(27) Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

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

(31) Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(32) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(33) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)