Form 10-Q
period 2004-04-03
ROUNDYS INC
filed 2004-05-14
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 3, 2004

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

       Wisconsin                                        39-0854535
--------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

         875 E. Wisconsin Avenue
      Milwaukee, Wisconsin                          53202
-----------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (414)231-5000
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

As of May 14, 2004 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated investors. Approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                                 ROUNDY'S, INC.

                                    FORM 10-Q

                       For the period ended April 3, 2004

                                      INDEX


                                                                       Page No.

                       PART I. - Financial Information

Item 1.        Financial Statements (unaudited)

               Consolidated Statements of Income                           1

               Consolidated Balance Sheets                                 2

               Consolidated Statements of Cash Flows                       3

               Notes to Unaudited Consolidated Financial Statements        4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11

Item 3.        Quantitative and Qualitative Disclosures About Market
               Risk                                                        15

Item 4.        Controls and Procedures                                     15

                       PART II. - Other Information

Item 1.        Legal Proceedings                                           17

Item 2.        Changes in Securities and Use of Proceeds                   17

Item 3.        Defaults Upon Senior Securities                             17

Item 4         Submission of Matters to a Vote of Security Holders         17

Item 5.        Other Information                                           17

Item 6.        Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                 18

EXHIBIT INDEX                                                              19

PART I.  Item 1.  FINANCIAL STATEMENTS



                                 ROUNDY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                      Thirteen Weeks Ended
                                             -----------------------------------
                                              April 3, 2004       March 29, 2003
                                             --------------       --------------
Revenues:
Net sales and service fees                       $1,173,937           $  897,161
Other - net                                             370                  737
                                                 ----------           ----------
                                                  1,174,307              897,898
                                                 ----------           ----------

Costs and Expenses:
Cost of sales                                       916,280              721,100
Operating and administrative                        220,779              144,711
Interest:
   Interest expense                                   9,943                9,877
   Amortization of deferred financing costs             658                  819
                                                 ----------           ----------
                                                  1,147,660              876,507
                                                 ----------           ----------

Income Before Income Taxes                           26,647               21,391

Provision for Income Taxes                           11,192                8,556
                                                 ----------           ----------

Net Income                                       $   15,455           $   12,835
                                                 ==========           ==========


See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                        April 3,   January 3,
                      Assets                              2004        2004
                                                     -----------  -----------
                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                          $   92,931   $   90,006
  Notes and accounts receivable, less
    allowance for losses of $4,837 and
    $5,012, respectively                                 81,737       81,929
  Merchandise inventories                               244,837      251,888
  Prepaid expenses                                        9,451       12,429
  Deferred income tax benefits                           18,675       17,745
                                                     ----------   ----------
    Total current assets                                447,631      453,997
                                                     ----------   ----------

Property and Equipment - Net                            323,710      320,149

Other Assets:
  Deferred income tax benefits                           24,057       28,161
  Notes receivable                                        2,848        2,877
  Other assets - net                                     83,368       85,211
  Goodwill                                              637,062      639,995
                                                     ----------   ----------
    Total other assets                                  747,335      756,244
                                                     ----------   ----------

Total assets                                         $1,518,676   $1,530,390
                                                     ==========   ==========

          Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                   $  254,248   $  296,733
  Accrued expenses                                      138,976      129,499
  Current maturities of long-term debt and
    capital lease obligations                             4,239        4,229
  Income taxes                                           20,027       11,782
                                                     ----------   ----------
    Total current liabilities                           417,490      442,243
                                                     ----------   ----------

Long-term debt and capital lease obligations            596,691      597,750
Other liabilities                                        99,434      100,791
                                                     ----------   ----------
    Total liabilities                                 1,113,615    1,140,784
                                                     ----------   ----------

Shareholder's Equity:
  Common stock (1,500 shares authorized,
    1,000 shares issued and outstanding
    at $0.01 par value)
  Additional paid-in capital                            314,500      314,500
  Retained earnings                                      90,561       75,106
                                                     ----------   ----------
    Total shareholder's equity                          405,061      389,606
                                                     ----------   ----------

  Total liabilities and shareholder's equity         $1,518,676   $1,530,390
                                                     ==========   ==========


See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                    Thirteen Weeks Ended
                                                                  -----------------------
                                                                  April 3, 2004  March 29, 2003
                                                                    ---------    --------------
Cash Flows From Operating Activities:
  Net income                                                        $  15,455    $  12,835
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including deferred
     financing costs                                                   15,546       10,667
    (Gain) loss on sale of property and equipment                         (85)           3
  Changes in operating assets and liabilities, net of the
    effect of business acquisitions:
    Notes and accounts receivable                                         192       15,534
    Merchandise inventories                                             7,140       36,033
    Prepaid expenses                                                    2,978        2,100
    Other assets                                                         (564)        (639)
    Accounts payable                                                  (42,498)     (54,463)
    Accrued expenses                                                    9,464       (8,119)
    Income taxes                                                        9,419        1,370
    Other liabilities                                                  (1,357)      (1,305)
                                                                    ---------    ---------
  Net cash flows provided by operating activities                      15,690       14,016
                                                                    ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                (11,863)      (9,005)
  Proceeds from sale of property and equipment and
   other assets                                                           118           16
  Payment for business acquisitions, net of cash acquired             (47,759)
  Decrease in notes receivable, net                                        29          344
                                                                    ---------    ---------
  Net cash flows used in investing activities                         (11,716)     (56,404)
                                                                    ---------    ---------

Cash Flows From Financing Activities:
  Payments of debt                                                     (1,049)        (730)
                                                                    ---------    ---------
  Net cash flows used in financing activities                          (1,049)        (730)
                                                                    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents                    2,925      (43,118)

Cash and Cash Equivalents, Beginning of Period                         90,006      139,778
                                                                    ---------    ---------
Cash and Cash Equivalents, End of Period                            $  92,931    $  96,660
                                                                    =========    =========

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                                          $   4,544    $   4,022
  Income taxes                                                          1,772        7,231



See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's, Inc. ("Roundy's" or the "Company") as of April 3, 2004, and for the thirteen-week periods ended April 3, 2004 and March 29, 2003 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the year ended January 3, 2004. The results of operations for the thirteen-week period ended April 3, 2004 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 1, 2005.

2.  ACQUISITIONS

In June 2003, the Company acquired 32 Rainbow Foods retail grocery stores from Fleming Companies, Inc. (the "Rainbow Minneapolis Acquisition"). During the first quarter of 2004, the Company increased the fixed asset purchase price allocation of the Rainbow Minneapolis Acquisition which resulted in a $2.9 million, net of tax, reduction in goodwill.

In October 2003, the Company acquired the equipment, fixtures and leasehold improvements of seven former Kohl's Foods Stores from the Great Atlantic & Pacific Tea Company, Inc. and reopened two of these stores in the fourth quarter 2003. During the first quarter 2004, the Company reopened three more of these stores. In April 2004, the Company reopened an additional store. All six of these stores were reopened under the Pick 'n Save banner. The Company plans to reopen the one remaining store in the third quarter 2004. Six of these stores are located in the Milwaukee area and one store is located in the Racine, Wisconsin area.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has applied Emerging Issues Task Force No. 03-10 ("EITF 03-10"), "Application of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," by Resellers to Sales Incentives Offered to Customers by Manufacturers" to its 2004 and 2003 results. Pursuant to EITF 03-10, vendor-funded coupon reimbursements are considered part of net sales at the point of sale. Accordingly, $10.1 million of such reimbursements for the first quarter 2003 have been classified within net sales to conform to EITF 03-10.

4.  EMPLOYEE BENEFIT PLANS

Net periodic benefit costs in the thirteen weeks ended April 3, 2004 and March 29, 2003 included the following components (in thousands):


                                                       Thirteen Weeks Ended
                                                --------------------------------
                                                April 3, 2004     March 29, 2003
                                                -------------     --------------
Components of net periodic benefit costs:
   Service costs                                  $ 1,817           $ 1,820
   Interest costs                                   1,944             1,965
   Expected return on plan assets                  (1,269)           (1,400)
   Amortization of net actuarial loss/(gain)           34               (13)
                                                  -------           -------
   Net periodic benefit cost                      $ 2,526           $ 2,372
                                                  =======           =======




During the first quarter 2004, the Company made $1.3 million of contributions to its pension plans. The Company expects its total pension plan contributions for the year ending January 1, 2005 to approximate $13.5 million.

5.  SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets. The Company's stores and those of its wholesale customers are located primarily in the Midwest. The Company has two reportable segments - retail and wholesale. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. Eliminations represent the activity between wholesale and Company-owned retail stores. Inter-segment revenues are recorded at amounts consistent with those charged to independent retail stores.

Identifiable assets are those used exclusively by that industry segment. Corporate assets are principally cash and cash equivalents, supply contracts, trademarks, deferred financing costs and certain property and equipment.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

(Dollars in thousands)                                  Thirteen Weeks Ended
                                                   -----------------------------
                                                   April 3, 2004  March 29, 2003
                                                   -----------    --------------
NET SALES AND SERVICE FEES
  Retail                                           $   717,828      $   459,723
  Wholesale                                            836,452          708,778
  Eliminations                                        (380,343)        (271,340)
                                                   -----------      -----------
  Consolidated                                     $ 1,173,937      $   897,161
                                                   ===========      ===========

INCOME BEFORE INCOME TAXES
  Retail                                           $    16,409      $    12,735
  Wholesale                                             29,114           23,398
  Corporate                                            (18,876)         (14,742)
                                                   -----------      -----------
  Consolidated                                     $    26,647      $    21,391
                                                   ===========      ===========

DEPRECIATION AND AMORTIZATION
  Retail                                           $     9,374      $     4,348
  Wholesale                                              1,456            1,560
  Corporate                                              4,058            3,940
                                                   -----------      -----------
  Consolidated                                     $    14,888      $     9,848
                                                   ===========      ===========

INTEREST
  Retail                                           $     4,940      $     4,211
  Wholesale                                                937              565
  Corporate                                              4,724            5,920
                                                   -----------      -----------
  Consolidated                                     $    10,601      $    10,696
                                                   ===========      ===========

CAPITAL EXPENDITURES
  Retail                                           $     7,166      $     7,814
  Wholesale                                                 20              267
  Corporate                                              4,677              924
                                                   -----------      -----------
  Consolidated                                     $    11,863      $     9,005
                                                   ===========      ===========

IDENTIFIABLE ASSETS (AT PERIOD-END)
  Retail                                           $   707,087
  Wholesale                                            610,858
  Corporate                                            200,731
                                                   -----------
  Consolidated                                     $ 1,518,676
                                                   ===========

GOODWILL (AT PERIOD-END)
  Retail                                           $   318,992
  Wholesale                                            318,070
                                                   -----------
  Consolidated                                     $   637,062
                                                   ===========

6.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended April 3, 2004
(In thousands)

                                                                                 Combined
                                                             Roundy's          Subsidiaries       Eliminations            Total
                                                            ----------         ------------       ------------         -----------
Revenues:
Net sales and service fees                                  $ 402,627           $ 999,546          $ (228,236)         $1,173,937
Other-net                                                         152                 218                                     370
                                                            ---------           ---------          ----------          ----------
                                                              402,779             999,764            (228,236)          1,174,307
                                                            ---------           ---------          ----------          ----------
Costs and Expenses:
Cost of sales                                                 360,104             779,201            (223,025)            916,280
Operating and administrative                                   36,301             189,689              (5,211)            220,779
Interest                                                        4,370               6,231                                  10,601
                                                            ---------           ---------          ----------          ----------
                                                              400,775             975,121            (228,236)          1,147,660
                                                            ---------           ---------          ----------          ----------

Income Before Income Taxes                                      2,004              24,643                                  26,647
Provision for Income Taxes                                        842              10,350                                  11,192
Equity in earnings of subsidiaries                             14,293                                 (14,293)
                                                            ---------           ---------          ----------
Net Income                                                  $  15,455           $  14,293          $  (14,293)         $   15,455
                                                            =========           =========          ==========          ==========




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended March 29, 2003
(In thousands)

                                                                               Combined
                                                            Roundy's         Subsidiaries         Eliminations            Total
                                                          ----------         ------------         ------------         ---------
Revenues:
Net sales and service fees                                 $ 368,211           $ 731,279          $(202,329)           $ 897,161
Other-net                                                        316                 421                                     737
                                                           ---------           ---------          ---------            ---------
                                                             368,527             731,700           (202,329)             897,898
                                                           ---------           ---------          ---------            ---------
Costs and Expenses:
Cost of sales                                                329,477             589,705           (198,082)             721,100
Operating and administrative                                  28,852             120,106             (4,247)             144,711
Interest                                                       5,569               5,127                                  10,696
                                                           ---------           ---------          ---------            ---------
                                                             363,898             714,938           (202,329)             876,507
                                                           ---------           ---------          ---------            ---------

Income Before Income Taxes                                     4,629              16,762                                  21,391
Provision for Income Taxes                                     1,851               6,705                                   8,556
Equity in earnings of subsidiaries                            10,057                                (10,057)
                                                           ---------          ----------         ----------
Net Income                                                 $  12,835          $   10,057         $  (10,057)           $  12,835
                                                           =========          ==========         ==========            =========



CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 3, 2004
(In thousands)



                                                                                       Combined
Assets                                                                 Roundy's      Subsidiaries       Eliminations        Total
                                                                    -----------      ------------       ------------      ---------
Current Assets:
  Cash and cash equivalents                                         $   60,524       $   32,407                          $   92,931
  Notes and accounts receivable-net                                     27,059           65,240         $  (10,562)          81,737
  Merchandise inventories                                               46,304          198,533                             244,837
  Prepaid expenses                                                       5,940            3,511                               9,451
  Deferred income tax benefits                                          (2,231)          20,906                              18,675
                                                                    ----------       ----------         ----------       ----------

    Total current assets                                               137,596          320,597            (10,562)         447,631
                                                                    ----------       ----------         ----------        ---------

Property and Equipment-Net                                              20,698          303,012                             323,710

Other Assets:
  Investment in subsidiaries                                           262,873                           (262,873)
  Intercompany receivables                                             464,425                           (464,425)
  Deferred income tax benefits                                          24,057                                               24,057
  Notes receivable                                                         578            2,270                               2,848
  Goodwill and other assets                                            264,697          455,733                             720,430
                                                                    ----------        ----------        ----------       ----------

    Total other assets                                               1,016,630          458,003          (727,298)          747,335
                                                                    ----------        ----------        ----------       ----------

Total assets                                                        $1,174,924       $1,081,612        $ (737,860)       $1,518,676
                                                                    ==========       ==========        ==========        ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                                  $  121,982       $  136,159       $   (3,893)        $  254,248
  Accrued expenses                                                      73,609           72,036           (6,669)           138,976
  Current maturities of long-term debt
    and capital lease obligations                                        2,500            1,739                               4,239
  Intercompany payable                                                                  464,425         (464,425)
  Income taxes                                                           9,275           10,752                              20,027
                                                                    ----------       ----------       ----------         ----------

    Total current liabilities                                          207,366          685,111         (474,987)           417,490
                                                                    ----------       ----------       ----------         ----------

Long-term debt and capital lease obligations                           542,802           53,889                             596,691
Other liabilities                                                       19,695           79,739                              99,434
                                                                    ----------       ----------       ----------         ----------

    Total liabilities                                                  769,863          818,739         (474,987)        1,113,615
                                                                    ----------       ----------       ----------         ----------

Shareholder's Equity                                                   405,061          262,873         (262,873)           405,061
                                                                    ----------       ----------       ----------         ----------

Total liabilities and shareholder's equity                          $1,174,924       $1,081,612       $ (737,860)        $1,518,676
                                                                    ==========       ==========       ==========         ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 3, 2004
(In thousands)


                                                                                     Combined
                                                                    Roundy's       Subsidiaries        Eliminations          Total
Assets                                                            ----------       ------------        ------------       ----------

Current Assets:
  Cash and cash equivalents                                       $   49,059       $   40,947                             $   90,006
  Notes and accounts receivable-net                                   33,129           59,004           $ (10,204)            81,929
  Merchandise inventories                                             53,363          198,525                                251,888
  Prepaid expenses                                                     4,532            7,897                                 12,429
  Deferred income tax benefits                                        (3,160)          20,905                                 17,745
                                                                  ----------       ----------           ---------         ----------

    Total current assets                                             136,923          327,278             (10,204)           453,997
                                                                  ----------       ----------           ---------         ----------

Property and Equipment-Net                                            19,784          300,365                                320,149

Other Assets:
  Investment in subsidiaries                                         249,422                             (249,422)
  Intercompany receivables                                           476,528                             (476,528)
  Deferred income tax benefits                                        28,161                                                  28,161
  Notes receivable                                                       615            2,262                                  2,877
  Goodwill and other assets                                          266,722          458,484                                725,206
                                                                  ----------       ----------           ---------         ----------

    Total other assets                                             1,021,448          460,746            (725,950)           756,244
                                                                  ----------       ----------           ---------         ----------
Total assets                                                      $1,178,155       $1,088,389           $(736,154)        $1,530,390
                                                                  ==========       ==========           =========         ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                                $  150,376       $  154,087          $   (7,730)        $  296,733
  Accrued expenses                                                    60,387           71,586              (2,474)           129,499
  Current maturities of long-term debt and
    capital lease obligations                                          2,500            1,729                                  4,229
  Intercompany payable                                                                476,528            (476,528)
  Income taxes                                                        12,221             (439)                                11,782
                                                                  ----------       ----------          ----------         ----------

    Total current liabilities                                        225,484          703,491            (486,732)           442,243
                                                                  ----------       ----------          ----------         ----------

Long-term debt and capital lease obligations                         543,417           54,333                                597,750
Other liabilities                                                     19,648           81,143                                100,791
                                                                  ----------       ----------          ----------         ----------

    Total liabilities                                                788,549          838,967            (486,732)         1,140,784

Shareholder's Equity                                                 389,606          249,422            (249,422)           389,606
                                                                  ----------       ----------          ----------         ----------

Total liabilities and shareholder's equity                        $1,178,155       $1,088,389          $ (736,154)        $1,530,390
                                                                  ==========       ==========          ==========         ==========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended April 3, 2004
(In thousands)

                                                                                                             Combined
                                                                                           Roundy's        Subsidiaries      Total
                                                                                          ---------        ------------    --------
Net Cash Flows Provided by (Used in) Operating Activities:                                $  26,237         $ (10,547)     $ 15,690
                                                                                          ---------         ---------      --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                                       (2,091)           (9,654)      (11,745)
  Notes receivable                                                                               37                (8)           29
                                                                                          ---------         ----------     --------
  Net cash flows used in investing activities                                                (2,054)           (9,662)      (11,716)
                                                                                          ---------         ---------      --------

Cash Flows From Financing Activities:
  Payments of debt                                                                             (615)             (434)       (1,049)
  Intercompany receivables-net                                                              (12,103)           12,103
                                                                                          ---------         ---------
  Net cash flows (used in) provided by financing activities                                 (12,718)           11,669        (1,049)
                                                                                          ---------         ---------      --------

Net Increase (Decrease) in Cash and Cash Equivalents                                         11,465            (8,540)        2,925

Cash And Cash Equivalents, Beginning Of Period                                               49,059            40,947        90,006
                                                                                          ---------         ---------      --------
Cash And Cash Equivalents, End Of Period                                                  $  60,524         $  32,407      $ 92,931
                                                                                          =========         =========      ========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended March 29, 2003
(In thousands)


                                                                                                             Combined
                                                                                          Roundy's         Subsidiaries      Total
                                                                                          --------         ------------    ---------
Net Cash Flows Provided by (Used in) Operating Activities:                                $ (34,886)         $ 48,902      $ 14,016
                                                                                          ---------          --------      --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                                                         (938)           (8,051)       (8,989)
  Payment for business acquisitions, net of cash acquired                                   (47,759)                        (47,759)
  Notes receivable                                                                               40               304           344
                                                                                          ---------          --------      --------
  Net cash flows used in investing activities                                               (48,657)           (7,747)      (56,404)
                                                                                          ---------          --------      --------

Cash Flows From Financing Activities:
  Payments of debt                                                                             (615)             (115)         (730)
  Intercompany receivables-net                                                               38,876           (38,876)
                                                                                           --------         ---------
  Net cash flows (used in) provided by financing activities                                  38,261           (38,991)         (730)
                                                                                           --------         ---------      --------

Net (Decrease) Increase in Cash and Cash Equivalents                                        (45,282)            2,164       (43,118)

Cash And Cash Equivalents, Beginning Of Period                                              117,307            22,471       139,778
                                                                                           --------         ---------      --------
Cash And Cash Equivalents, End Of Period                                                   $ 72,025         $  24,635      $ 96,660
                                                                                           ========         =========      ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.


                                                                       Thirteen Weeks Ended
                                                        --------------------------------------------------
Statement of Income Data                                    April 3, 2004                March 29, 2003
(Dollars in thousands):                                 ----------------------        --------------------

Revenues:
  Net sales and service fees                            $1,173,937       100.0%        $897,161      100.0%
  Other-net                                                    370         0.0              737        0.1
                                                        ----------       -----         --------      -----

Total                                                    1,174,307       100.0          897,898      100.1
                                                        ----------       -----         --------      -----

Cost and Expenses:
  Cost of sales                                            916,280        78.0          721,100       80.4
  Operating and administrative                             220,779        18.8          144,711       16.1
  Interest                                                  10,601         0.9           10,696        1.2
                                                        ----------       -----         --------      -----
                                                         1,147,660        97.7          876,507       97.7
                                                        ----------       -----         --------      -----

Income before income taxes                                  26,647         2.3           21,391        2.4

Provision for income tax                                    11,192         1.0            8,556        1.0
                                                        ----------       -----         --------      -----

Net income                                              $   15,455         1.3%        $ 12,835        1.4%
                                                        ==========       =====         ========      =====

Net Sales and Service Fees

Net sales and service fees represent product sales less returns and allowances. The Company derives its net sales and service fees from the operation of retail grocery stores and the wholesale distribution of food and non-food products. In addition, the Company provides specialized support services for retail grocers, which include promotional merchandising and advertising programs, inventory control, store development, financing and assistance with other aspects of store management.

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its Company-owned retail operations (in thousands):

                                            Thirteen Weeks Ended
                                    -------------------------------------
                                    April 3, 2004          March 29, 2003
                                    -------------          --------------
Net Sales and Service Fees
  Retail                            $   717,828            $   459,723
  Wholesale                             836,452                708,778
  Eliminations                         (380,343)              (271,340)
                                    -----------            -----------

Total                               $ 1,173,937            $   897,161
                                    ===========            ===========

Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses and interest expense.

         Cost of sales includes product costs and inbound freight, but excludes depreciation.

         Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, shipping and handling, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Certain retailers may include some of these costs (including warehouse and distribution costs, and the internal costs of purchasing, receiving and inspecting products for resale) in cost of sales, which may result in the Company's presentation being incomparable to such retailers.

         Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs.


Thirteen Weeks Ended April 3, 2004 Compared With Thirteen Weeks Ended March 29, 2003


Net Sales and Service Fees
Net sales and service fees were $1,173.9 million for the first quarter 2004, an increase of $276.7 million, or 30.9%, from $897.2 million for the first quarter 2003. Retail sales were $717.8 million for the first quarter 2004, an increase of $258.1 million, or 56.1%, from $459.7 million for the first quarter 2003. This increase in retail sales was primarily due to the effect of six acquired store groups, consisting of 53 stores in total, that operated under the Company's ownership as of April 3, 2004 (collectively, the "Acquired Stores"). These Acquired Stores include: (i) 31 Rainbow Foods ("Rainbow") retail grocery stores acquired in the Rainbow Minneapolis Acquisition and reopened immediately by Roundy's; (ii) 16 Pick 'n Save retail grocery stores acquired in four separate transactions including five of the seven former Kohl's Food Stores ("Kohl's") acquired from the Great Atlantic & Pacific Tea Company, Inc. ("A&P") in October 2003 that have been reopened as Pick 'n Save stores; and (iii) six Copps Food Stores in the Madison, Wisconsin area acquired from A&P in April 2003 and reopened in late May and early June 2003 (the "Copps Madison Acquisition"). The Acquired Stores contributed approximately $239.5 million to the first quarter 2004 retail sales increase. As of April 3, 2004, Roundy's operated 119 retail grocery stores including 56 Pick 'n Save stores, 32 Copps stores and 31 Rainbow stores.

Same store sales at the Company's retail stores (including Pick 'n Save licensed stores operated while under previous ownership) improved 1.5% over the comparable thirteen week period of 2003.

Wholesale sales were $836.5 million for the first quarter 2004, an increase of $127.7 million, or 18.0%, from $708.8 million for the first quarter 2003. This increase was primarily due to increased sales to Company-owned stores and new independent customer sales volume.

Gross Profit
Gross profit was $257.7 million for the first quarter 2004, an increase of $81.6 million, or 46.4%, from $176.1 million for the first quarter 2003. Gross profit, as a percentage of net sales and service fees, for the same periods of 2004 and 2003 was 22.0% and 19.6%, respectively. The increase in gross profit and gross profit percentage for the quarter was primarily due to the growth of the Company's retail segment, which has a higher gross profit percentage than its wholesale segment.

Retail sales for the first quarter 2004 represented 61.2% of net sales and service fees compared with 51.2% for the first quarter 2003. The increase in retail sales concentration was primarily due to the Acquired Stores, as previously discussed. Retail gross profit, as a percentage of net sales and service fees, was 26.0% and 24.3% for the first quarter of 2004 and 2003, respectively. The increase in gross profit percentage was attributable to both the addition of certain of the Acquired Stores, which have higher gross profit rates than the Company's other stores and improved rates at the Company's existing stores. First quarter 2004 wholesale gross profit, as a percentage of net sales and service fees, was 9.4% as compared with 9.7% in the first quarter 2003. The decrease in wholesale gross profit margin was primarily due to an increased concentration of lower margin sales to certain of the Company's larger customers.

Operating and Administrative Expenses
Operating and administrative expenses were $220.8 million for the first quarter 2004, an increase of $76.1 million, or 52.6%, from $144.7 million for the first quarter 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 18.8% for the first quarter 2004 compared with 16.1% for the first quarter 2003. The percentage increase was attributable to the Company's acquisition of retail stores, which have a significantly higher ratio of operating costs to sales than the Company's wholesale operations. Retail operating and administrative expenses increased to 23.0% of retail sales for the first quarter 2004 compared with 20.6% for the first quarter 2003 primarily due to certain of the Acquired Stores, which have higher operating costs as a percentage of sales than the Company's other stores, as well as pre-opening expenses associated with the former Kohl's stores that were acquired in southeastern Wisconsin. Wholesale operating and administrative expenses decreased to 5.8% of wholesale sales for the first quarter 2004 as compared with 6.4% for the first quarter 2003. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased leverage of fixed costs over a higher wholesale sales base. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $10.1 million for the first quarter 2004 compared with $4.9 million for the first quarter 2003. This increase was primarily due to higher unallocated corporate administrative expenses.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $9.9 million for the first quarter 2004 and 2003.

Income Taxes
Provision for income taxes was $11.2 million for the first quarter 2004, an increase of $2.6 million from $8.6 million in the first quarter 2003. The effective income tax rate for the first quarter 2004 and 2003 was 42.0% and 40.0%, respectively. The increase in the effective income tax rate was primarily due to a higher state income tax rate in Minnesota where the Company began operating following the acquisition of Rainbow.

Net Income
Net income was $15.5 million for the first quarter 2004, a $2.7 million increase from $12.8 million in the first quarter 2003. This improvement was driven by the factors discussed above, offset somewhat by increased taxes related to a higher state income tax rate in Minnesota, where the Company began operating following the Rainbow Minneapolis Acquisition. The net income margin was 1.3% and 1.4%, respectively, for the first quarter 2004 and the first quarter 2003.

Liquidity and Capital Resources
The Company's cash and cash equivalents totaled $92.9 million at April 3, 2004, compared with $90.0 million at January 3, 2004. Cash flows provided by operating activities were $15.7 million for the first quarter 2004 compared with $14.0 million in the first quarter 2003. Net cash used in investing activities was $11.7 million for the first quarter 2004 compared with $56.4 million for the first quarter 2003. First quarter 2003 included business acquisition consideration of $47.8 million related to the Company's acquisition of Prescott's Supermarkets, Inc.

Capital expenditures were $11.9 million for the first quarter 2004. Capital expenditures consisted primarily of remodeling new and existing stores, technology investments and maintenance of retail stores. Total capital expenditures for fiscal 2004, excluding any acquisitions, are planned to be approximately $100 million.

Net cash flows used in financing activities were $1.0 million for first quarter 2004 compared with $0.7 million in first quarter 2003.

Working capital amounted to $30.1 million at April 3, 2004, compared with $11.8 million at January 3, 2004. The increase was due largely to a seasonal decrease in accounts payable.

The Company is subject to a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There were no outstanding borrowings under the revolving line of credit at April 3, 2004. The term loan is repayable in quarterly installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58.8 million through June 30, 2009. In addition, the Company has issued and outstanding $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes").

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. Failure to comply with these covenants could have a material adverse impact upon the Company's financial condition. The Company was in compliance with its quarterly covenants at April 3, 2004.

The indenture governing the Notes, among other things, (i) restricts the Company's ability, and the ability of its subsidiaries, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of its subsidiaries to pay dividends or make certain payments to it; and (iii) places restrictions on the Company's ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

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




Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

Forward-Looking Statements

This Form 10-Q filing contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004 filed on March 29, 2004 (SEC File No. 002-94984) under the caption "Item
1. Business - Risk Factors." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk since January 3, 2004. See the discussion under Part II Item 7A in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.


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

                  Prior to the filing of this report the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer believe that as of the end of the period covered by this report, the Company's disclosure controls and procedures (as defined in Rule 15d-14 under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                  It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls.

                  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation nor were there any significant deficiencies or material weaknesses in the Company's internal controls.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

              The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations. There have been no material changes to the information contained in Item
              3. Legal Proceedings in the Company's Annual Report filed on Form 10-K for the year ended January 3, 2004.

Item 2.  Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.  Defaults upon Senior Securities

              Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.  Other Information

              Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

              The Exhibit Index contained in this report immediately following the signature pages to this report is incorporated herein by this reference.



              (b)  Reports on Form 8-K

              The following report on Form 8-K was filed during the quarter ended April 3, 2004:


       Date Filed       Date of Report       Item
       March 1, 2004    February 26, 2004    The Company reported (and filed as
                                             Exhibits press releases announcing)
                                             (1) financial results for the three
                                             and twelve-month periods ended
                                             January 3, 2004 and (2) net rent
                                             expense for the fourth quarter and
                                             fiscal year 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      ROUNDY'S, INC.
                                             -------------------------
                                                      (Registrant)





Date:    May 14, 2004                 /s/ROBERT A. MARIANO
         ------------                  -----------------------------------------
                                      Robert A. Mariano, Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)








                                                       ROUNDY'S, INC.
                                     ------------------------------------------
                                                       (Registrant)





Date:    May 14, 2004                /s/DARREN W. KARST
         ------------                -----------------------------------------
                                     Darren W. Karst, Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)

                                  Roundy's, Inc.
         Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended April 3, 2004

                                  EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                                         Description
 2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002 (1)
 2.2         Asset Purchase Agreement dated October 18, 2002, by and among
             B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
 2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.(3)
 2.4         Asset Purchase Agreement dated February 21, 2003 among
             Roundy's, Inc., The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (4)
 2.5 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (5)
 2.6 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (6)
 3.1         Roundy's, Inc. Amended and Restated Articles of Incorporation(7)
 3.2         Amended and Restated By-Laws of Roundy's, Inc.(8)
 4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee(9)
 4.2 Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(10)
 4.3         Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated
             Notes due 2012(10)
 4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc.,
             Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns
             & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(12)
10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)
10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002(14)(15)
10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (16)
10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6, 2002(17)
10.6 Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(18)
10.7 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(19)
10.8 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(20)
10.9 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(21)
10.10 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(22)
10.11 Declarations page for renewal through May 1, 2004 of Directors and Officers Liability and Corporation Reimbursement Policy(23)
10.12 Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano(24)
10.13 Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst(25)
10.14 Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(26)
10.15 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova(27)
10.16 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz(28)
10.17 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina(29)
10.18 Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(30)
10.19 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Coinvestors, and certain executive employees of Roundy's, Inc.(31)
10.20        First Amendment dated October 28, 2002 to Investor Rights
             Agreement dated June 6, 2002, including form of Transfer
             Notice and Joinder Agreement(32)
10.21 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The Several Lenders from
             Time to Time Parties Hereto, Bear Stearns Corporate Lending
             Inc., as Administrative Agent, Canadian Imperial Bank of
             Commerce, as Syndication Agent, Bank One, Wisconsin,
             Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
             "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings
             Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National
             Association, as Documentation Agents dated as of June 6,
             2002.(33)
10.22        Third Amendment dated as of March 29, 2004, to $375,000,000
             Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents.(34)
 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
 31.2        Certification of Principal Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
 32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
 32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

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

(4) Incorporated by reference to Exhibit 2.5 to Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 filed with the Commission on May 9, 2003 (Commission File No. 002-94984)

(5) Incorporated by reference to Exhibit 2.9 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)

(6) Incorporated by reference to Exhibit 2.10 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)

(7) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(8) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(9) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(10) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(11) Incorporated by reference to Exhibit E to the Indenture of Trust, Exhibit
4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(12) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(13) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (Commission File No. 333-102779)

(14) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(15) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.

(16) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)

(17) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(18) Incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(19) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No. 33-57505) dated April 24, 1997

(20) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)

(21) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)

(22) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(23) Incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form
10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)

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

(34) Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)