Form 10-Q
period 2004-07-03
ROUNDYS INC
filed 2004-08-13
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 2004

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
Yes  X   No
    ---     ---

Indicate by checkmark whether the Registrant is an accelerated filer (as defined
in Exchange Act Rule 12b-2) Yes    No X
                               --     --

As of August 13, 2004 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated investors. Approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                                 ROUNDY'S, INC.

                                    FORM 10-Q

                        For the period ended July 3, 2004

                                      INDEX


                                                                        Page No.
                                                                        --------

                       PART I. - Financial Information

Item 1.                    Financial Statements (unaudited)

                           Consolidated Statements of Income                 1

                           Consolidated Balance Sheets                       2

                           Consolidated Statements of Cash Flows             3

                           Notes to Unaudited Consolidated Financial
                           Statements                                        4

Item 2.                    Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    12

Item 3.                    Quantitative and Qualitative Disclosures About
                           Market Risk                                      18

Item 4.                    Controls and Procedures                          18

                       PART II. - Other Information

Item 1.                    Legal Proceedings                                19

Item 2.                    Changes in Securities and Use of Proceeds        19

Item 3.                    Defaults Upon Senior Securities                  19

Item 4                     Submission of Matters to a Vote of Security
                           Holders                                          19

Item 5.                    Other Information                                19

Item 6.                    Exhibits and Reports on Form 8-K                 19

SIGNATURES                                                                  20

EXHIBIT INDEX                                                               21

PART I.  Item 1.  FINANCIAL STATEMENTS



                                 ROUNDY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                        Thirteen Weeks Ended        Twenty-six Weeks Ended
                                    ----------------------------    ------------------------
                                  July 3, 2004   June 28, 2003  July 3, 2004   June 28, 2003
                                    ----------   ----------     ------------   -------------
Revenues:
Net sales and service fees          $1,250,599   $  995,414      $2,424,536      $1,892,575
Other - net                                369          561             739           1,298
                                    ----------   ----------      ----------      ----------
                                     1,250,968      995,975       2,425,275       1,893,873
                                    ----------   ----------      ----------      ----------

Costs and Expenses:
Cost of sales                          993,610      794,670       1,909,890       1,515,770
Operating and administrative           220,600      166,943         441,379         311,654
Interest:
   Interest expense                     10,306        9,639          20,249          19,516
   Amortization of deferred
     financing costs                       668          809           1,326           1,628
                                    ----------   ----------      ----------      ----------
                                     1,225,184      972,061       2,372,844       1,848,568
                                    ----------   ----------      ----------      ----------

Income Before Income Taxes              25,784       23,914          52,431          45,305

Provision for Income Taxes              10,829        9,566          22,021          18,122
                                    ----------   ----------      ----------      ----------

Net Income                          $   14,955   $   14,348      $   30,410      $   27,183
                                    ==========   ==========      ==========      ==========


See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                           July 3,    January 3,
                                    Assets                  2004         2004
                                                         ----------   ----------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                              $  119,295   $   90,006
  Notes and accounts receivable, less allowance
    for losses of $4,756 and $5,012, respectively            83,818       81,929
  Merchandise inventories                                   252,062      251,888
  Prepaid expenses                                            8,294       12,429
  Deferred income tax benefits                               18,253       17,745
                                                         ----------   ----------
    Total current assets                                    481,722      453,997
                                                         ----------   ----------

Property and Equipment - Net                                313,439      320,149

Other Assets:
  Deferred income tax benefits                               24,479       28,161
  Notes receivable                                            2,316        2,877
  Other assets - net                                         84,274       85,211
  Goodwill                                                  642,138      639,995
                                                         ----------   ----------
    Total other assets                                      753,207      756,244
                                                         ----------   ----------

Total assets                                             $1,548,368   $1,530,390
                                                         ==========   ==========

                     Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                       $  277,269   $  296,733
  Accrued expenses                                          132,523      129,499
  Current maturities of long-term debt and
    capital lease obligations                                 4,239        4,229
  Income taxes                                               19,539       11,782
                                                         ----------   ----------
    Total current liabilities                               433,570      442,243
                                                         ----------   ----------

Long-term debt and capital lease obligations                598,615      597,750
Other liabilities                                            96,167      100,791
                                                         ----------   ----------
    Total liabilities                                     1,128,352    1,140,784
                                                         ----------   ----------

Shareholder's Equity:
  Common stock (1,500 shares authorized,
    1,000 shares issued and outstanding
    at $0.01 par value)
  Additional paid-in capital                                314,500      314,500
  Retained earnings                                         105,516       75,106
                                                         ----------   ----------
    Total shareholder's equity                              420,016      389,606
                                                         ----------   ----------

  Total liabilities and shareholder's equity             $1,548,368   $1,530,390
                                                         ==========   ==========


See notes to unaudited consolidated financial statements

                                        ROUNDY'S, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                       (Unaudited)

                                                                Twenty-six Weeks Ended
                                                             ----------------------------
                                                             July 3, 2004   June 28, 2003
                                                             ------------   -------------
Cash Flows From Operating Activities:
  Net income                                                   $  30,410    $  27,183
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including deferred
     financing costs                                              31,408       22,250
    Loss on sale of equipment                                         11
  Changes in operating assets and liabilities, net
    of the effect of business acquisitions:
    Notes and accounts receivable                                 (1,889)      15,512
    Merchandise inventories                                         (101)        (113)
    Prepaid expenses                                               4,135        3,787
    Other assets                                                    (724)      (5,760)
    Accounts payable                                             (19,464)      11,746
    Accrued expenses                                               3,091       (2,480)
    Income taxes                                                   8,931       (2,535)
    Other liabilities                                             (4,624)      (3,328)
                                                               ---------    ---------
  Net cash flows provided by operating activities                 51,184       66,262
                                                               ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                           (23,226)     (22,664)
  Proceeds from sale of equipment                                    280           37
  Payment for business acquisitions, net of cash acquired                    (131,387)
  Decrease in notes receivable, net                                  561          719
                                                               ---------    ---------
  Net cash flows used in investing activities                    (22,385)    (153,295)
                                                               ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                               3,000
  Debt issuance costs                                               (386)        (506)
  Payments of debt and capital lease obligations                  (2,124)      (1,459)
                                                               ---------    ---------
  Net cash flows provided by (used in) financing activities          490       (1,965)
                                                               ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents              29,289      (88,998)

Cash and Cash Equivalents, Beginning of Period                    90,006      139,778
                                                               ---------    ---------
Cash and Cash Equivalents, End of Period                       $ 119,295    $  50,780
                                                               =========    =========

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                                     $  22,317    $  21,080
  Income taxes                                                    13,090       21,516



See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's, Inc. ("Roundy's" or the "Company") as of July 3, 2004, and for the thirteen and twenty-six week periods ended July 3, 2004 and June 28, 2003 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The results of operations for the thirteen and twenty-six week periods ended July 3, 2004 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 1, 2005.

2.  ACQUISITIONS

In June 2003, the Company acquired 32 Rainbow Foods retail grocery stores from Fleming Companies, Inc. and simultaneously sold one store to an independent licensed Pick 'n Save operator (the "Rainbow Minneapolis Acquisition"). During the second quarter of 2004, the Company decreased the fixed asset purchase price allocation of the Rainbow Minneapolis Acquisition which resulted in a $5.1 million increase in goodwill. During the twenty-six weeks ended July 3, 2004, the Company decreased the fixed asset purchase price allocation of the Rainbow Minneapolis Acquisition by $2.1 million.

In October 2003, the Company acquired the equipment, fixtures and leasehold improvements of seven former Kohl's Foods Stores from the Great Atlantic & Pacific Tea Company, Inc. ("Kohl's Acquisition") and reopened two of these stores in the fourth quarter 2003. During the first quarter 2004, the Company reopened three more of these stores. In April 2004, the Company reopened an additional store. All six of these stores were reopened under the Pick 'n Save banner. The Company plans to reopen the one remaining store in the third quarter 2004. Six of these stores are located in the Milwaukee area and one store is located in the Racine, Wisconsin area.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has applied Emerging Issues Task Force No. 03-10 ("EITF 03-10"), "Application of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," by Resellers to Sales Incentives Offered to Customers by Manufacturers" to its 2004 and 2003 results. Pursuant to EITF 03-10, vendor-funded coupon reimbursements are considered part of net sales at the point of sale. Accordingly, $10.4 million and $20.4 million of such reimbursements for the thirteen and twenty-six weeks of 2003 have been classified within net sales to conform to EITF 03-10.

4.  EMPLOYEE BENEFIT PLANS

Net periodic benefit costs in the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003 included the following components (in thousands):

                                            Thirteen Weeks Ended                         Twenty-six Weeks Ended
                                        ----------------------------------         ----------------------------------
                                        July 3, 2004         June 28, 2003         July 3, 2004         June 28, 2003
                                        ------------         -------------         ------------         -------------
Components of net periodic
  benefit costs:
   Service costs                          $ 1,817              $ 1,817              $  3,634              $  3,637
   Interest costs                           1,944                1,961                 3,888                 3,926
   Expected return on plan assets          (1,269)              (1,399)               (2,538)               (2,797)
   Amortization of net actuarial
     loss/(gain)                               34                  (12)                   68                   (25)
                                          -------              -------              --------              --------
   Net periodic benefit cost              $ 2,526              $ 2,367              $  5,052              $  4,741
                                          =======              =======              ========              ========


During the second quarter 2004, the Company made $4.0 million of contributions to its pension plans. Year-to-date, the Company made $5.4 million of contributions to its pension plans. The Company expects its total pension plan contributions for the year ending January 1, 2005 to approximate $13.5 million.

5.  SUBSEQUENT EVENTS

On July 9, 2004, the Company signed an agreement to purchase all of the retail grocery stores owned by McAdams, Inc. ("McAdams"). McAdams operates seven Pick 'n Save grocery stores located in southeastern Wisconsin. The aggregate consideration expected to be paid for the transaction is approximately $63 million, which includes an estimated $8 million of inventory. The transaction is expected to close in late September or early October 2004.

On July 14, 2004, the Company announced its decision to close its Eldorado, Illinois and Evansville, Indiana distribution centers. The Company expects to continue to supply a portion of the current Eldorado and Evansville customer base from its Lima, Ohio distribution center. The Company is planning a transition period and expects the two facilities to close in the fourth quarter 2004. The financial effect of the closures and consolidation is not expected to be material to the Company's current or future results of operations or financial position.

6.  SEGMENT REPORTING

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



(in thousands)                      Thirteen Weeks Ended        Twenty-six Weeks Ended
                             ---------------------------    ----------------------------
                              July 3, 2004   June 28, 2003   July 3, 2004   June 28, 2003
                             -------------   -------------  ------------    -------------
NET SALES AND SERVICE FEES
  Retail                      $   768,039    $   532,198    $ 1,485,867     $   991,921
  Wholesale                       882,503        775,865      1,718,955       1,484,644
  Eliminations                   (399,943)      (312,649)      (780,286)       (583,990)
                              -----------    -----------    -----------     -----------
  Consolidated                $ 1,250,599    $   995,414    $ 2,424,536     $ 1,892,575
                              ===========    ===========    ===========     ===========

INCOME BEFORE INCOME TAXES
  Retail                      $    15,890    $    16,758    $    32,299     $    29,494
  Wholesale                        29,037         22,560         58,151          45,958
  Corporate                       (19,143)       (15,404)       (38,019)        (30,147)
                              -----------    -----------    -----------     -----------
  Consolidated                $    25,784    $    23,914    $    52,431     $    45,305
                              ===========    ===========    ===========     ===========

DEPRECIATION AND AMORTIZATION
  Retail                      $     9,795    $     5,309    $    19,169     $     9,657
  Wholesale                         1,411          1,520          2,867           3,080
  Corporate                         3,988          3,945          8,046           7,885
                              -----------    -----------    -----------     -----------
  Consolidated                $    15,194    $    10,774    $    30,082     $    20,622
                              ===========    ===========    ===========     ===========

INTEREST
  Retail                      $     4,938    $     4,523    $     9,878     $     8,734
  Wholesale                           903            606          1,840           1,171
  Corporate                         5,133          5,319          9,857          11,239
                              -----------    -----------    -----------     -----------
  Consolidated                $    10,974    $    10,448    $    21,575     $    21,144
                              ===========    ===========    ===========     ===========

CAPITAL EXPENDITURES
  Retail                      $     8,615    $     8,233    $    15,781     $    16,047
  Wholesale                           376          2,632            396           2,899
  Corporate                         2,372          2,794          7,049           3,718
                              -----------    -----------    -----------     -----------
  Consolidated                $    11,363    $    13,659    $    23,226     $    22,664
                              ===========    ===========    ===========     ===========

IDENTIFIABLE ASSETS (AT
  PERIOD-END)
  Retail                      $   707,482
  Wholesale                       625,898
  Corporate                       214,988
                              -----------
  Consolidated                $ 1,548,368
                              ===========

GOODWILL (AT PERIOD-END)
  Retail                      $   315,825
  Wholesale                       326,313
                              -----------
  Consolidated                $   642,138
                              ===========


7.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended July 3, 2004
(In thousands)

                                                Combined
                                   Roundy's    Subsidiaries   Eliminations       Total
                                 -----------   ------------   ------------   -----------
Revenues:
Net sales and service fees       $   421,072   $ 1,086,998    $  (257,471)   $ 1,250,599
Other-net                                141           228                           369
                                 -----------   -----------    -----------    -----------
                                     421,213     1,087,226       (257,471)     1,250,968
                                 -----------   -----------    -----------    -----------
Costs and Expenses:
Cost of sales                        379,705       866,195       (252,290)       993,610
Operating and administrative          36,707       189,074         (5,181)       220,600
Interest expense                       4,758         6,216                        10,974
                                 -----------   -----------    -----------    -----------
                                     421,170     1,061,485       (257,471)     1,225,184
                                 -----------   -----------    -----------    -----------


Income Before Income Taxes                43        25,741                        25,784
Provision for Income Taxes                18        10,811                        10,829
Equity in earnings of subsidia        14,930                      (14,930)
                                 -----------    -----------    -----------   -----------
Net Income                       $    14,955   $    14,930    $   (14,930)   $    14,955
                                 ===========   ===========    ===========    ===========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Twenty-six Weeks Ended July 3, 2004
(In thousands)

                                                     Combined
                                       Roundy's    Subsidiaries   Eliminations      Total
                                     ----------    ------------   ------------   -----------
Revenues:
Net sales and service fees           $   823,699   $ 2,086,544    $  (485,707)   $ 2,424,536
Other-net                                    293           446                           739
                                     -----------   -----------    -----------    -----------
                                         823,992     2,086,990       (485,707)     2,425,275
                                     -----------   -----------    -----------    -----------
Costs and Expenses:
Cost of sales                            739,809     1,645,396       (475,315)     1,909,890
Operating and administrative              73,008       378,763        (10,392)       441,379
Interest expense                           9,128        12,447                        21,575
                                     -----------   -----------    -----------    -----------
                                         821,945     2,036,606       (485,707)     2,372,844
                                     -----------   -----------    -----------    -----------


Income Before Income Taxes                 2,047        50,384                        52,431
Provision for Income Taxes                   860        21,161                        22,021
Equity in earnings of subsidiaries        29,223                      (29,223)
                                     -----------   -----------    -----------    -----------
Net Income                           $    30,410   $    29,223    $   (29,223)   $    30,410
                                     ===========   ===========    ===========    ===========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended June 28, 2003
(In thousands)

                                                Combined
                                    Roundy's  Subsidiaries  Eliminations    Total
                                   ---------  ------------  ------------  --------
Revenues:
Net sales and service fees         $ 381,129   $ 831,562    $(217,277)   $ 995,414
Other-net                                169         392                       561
                                   ---------   ---------    ---------    ---------
                                     381,298     831,954     (217,277)     995,975
                                   ---------   ---------    ---------    ---------
Costs and Expenses:
Cost of sales                        342,048     665,480     (212,858)     794,670
Operating and administrative          31,169     140,193       (4,419)     166,943
Interest expense                       4,848       5,600                    10,448
                                   ---------   ---------    ---------    ---------
                                     378,065     811,273     (217,277)     972,061
                                   ---------   ---------    ---------    ---------

Income Before Income Taxes             3,233      20,681                    23,914
Provision for Income Taxes             1,294       8,272                     9,566
Equity in earnings of subsidiaries    12,409                  (12,409)
                                   ---------   ---------    ---------    ---------
Net Income                         $  14,348   $  12,409    $ (12,409)   $  14,348
                                   =========   =========    =========    =========




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Twenty-six Weeks Ended June 28, 2003
(In thousands)

                                                      Combined
                                        Roundy's    Subsidiaries   Eliminations       Total
                                      -----------   ------------   ------------   -----------
Revenues:
Net sales and service fees            $   757,599   $ 1,554,096    $  (419,120)   $ 1,892,575
Other-net                                     485           813                         1,298
                                      -----------   -----------    -----------    -----------
                                          758,084     1,554,909       (419,120)     1,893,873
                                      -----------   -----------    -----------    -----------
Costs and Expenses:
Cost of sales                             679,784     1,246,440       (410,454)     1,515,770
Operating and administrative               60,021       260,299         (8,666)       311,654
Interest expense                           10,417        10,727                        21,144
                                      -----------   -----------    -----------    -----------
                                          750,222     1,517,466       (419,120)     1,848,568
                                      -----------   -----------    -----------    -----------

Income Before Income Taxes                  7,862        37,443                        45,305
Provision for Income Taxes                  3,145        14,977                        18,122
Equity in earnings of subsidiaries         22,466                      (22,466)
                                      ------------  -----------    -----------    -----------
Net Income                            $    27,183   $    22,466    $   (22,466)   $    27,183
                                      ===========   ===========    ===========    ===========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of July 3, 2004
(In thousands)

                                                    Combined
Assets                              Roundy's      Subsidiaries    Eliminations       Total
                                    --------      ------------    ------------   ----------

Current Assets:
  Cash and cash equivalents         $    80,454    $    38,841                   $   119,295
  Notes and accounts receivable-net      29,312         64,665    $   (10,159)        83,818
  Merchandise inventories                51,447        200,615                       252,062
  Prepaid expenses                        3,881          4,413                         8,294
  Deferred income tax benefits           (2,231)        20,484                        18,253
                                    -----------    -----------    -----------    -----------

    Total current assets                162,863        329,018        (10,159)       481,722
                                    -----------    -----------    -----------    -----------

Property and Equipment-Net               21,711        291,728                       313,439

Other Assets:
  Investment in subsidiaries            277,785                      (277,785)
  Intercompany receivables              429,038                      (429,038)
  Deferred income tax benefits           24,479                                       24,479
  Notes receivable                          542          1,774                         2,316
  Goodwill and other assets             263,505        462,907                       726,412
                                    -----------    -----------    -----------    -----------

    Total other assets                  995,348        464,682       (706,823)       753,207
                                    -----------    -----------    -----------    -----------

Total assets                        $ 1,179,922    $ 1,085,428    $  (716,982)   $ 1,548,368
                                    ===========    ===========    ===========    ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                  $   131,756    $   149,100    $    (3,587)   $   277,269
  Accrued expenses                       62,372         76,723         (6,572)       132,523
  Current maturities of long-term debt
    and capital lease obligations         2,500          1,739                         4,239
  Intercompany payable                                 429,038       (429,038)
  Income taxes                           (2,043)        21,582                        19,539
                                    -----------    -----------    -----------    -----------

    Total current liabilities           194,585        678,182       (439,197)       433,570
                                    -----------    -----------    -----------    -----------

Long-term debt and capital lease
  obligations                           545,160         53,455                       598,615
Other liabilities                        20,161         76,006                        96,167
                                    -----------    -----------    -----------    -----------

    Total liabilities                   759,906        807,643       (439,197)     1,128,352
                                    -----------    -----------    -----------    -----------

Shareholder's Equity                    420,016        277,785       (277,785)       420,016
                                    -----------    -----------    -----------    -----------

Total liabilities and
  shareholder's equity              $ 1,179,922    $ 1,085,428    $  (716,982)   $ 1,548,368
                                    ===========    ===========    ===========    ===========



CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 3, 2004
(In thousands)

                                                                  Combined
Assets                                           Roundy's       Subsidiaries   Eliminations      Total
                                                ----------     -------------   ------------  -----------

Current Assets:
  Cash and cash equivalents                     $    49,059    $    40,947                   $    90,006
  Notes and accounts receivable-net                  33,129         59,004    $   (10,204)        81,929
  Merchandise inventories                            53,363        198,525                       251,888
  Prepaid expenses                                    4,532          7,897                        12,429
  Deferred income tax benefits                       (3,160)        20,905                        17,745
                                                -----------    -----------    -----------    -----------

    Total current assets                            136,923        327,278        (10,204)       453,997
                                                -----------    -----------    -----------    -----------

Property and Equipment-Net                           19,784        300,365                       320,149

Other Assets:
  Investment in subsidiaries                        249,422                      (249,422)
  Intercompany receivables                          476,528                      (476,528)
  Deferred income tax benefits                       28,161                                       28,161
  Notes receivable                                      615          2,262                         2,877
  Goodwill and other assets                         266,722        458,484                       725,206
                                                -----------    -----------    -----------    -----------

    Total other assets                            1,021,448        460,746       (725,950)       756,244
                                                -----------    -----------    -----------    -----------

Total assets                                    $ 1,178,155    $ 1,088,389    $  (736,154)   $ 1,530,390
                                                ===========    ===========    ===========    ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                              $   150,376    $   154,087    $    (7,730)   $   296,733
  Accrued expenses                                   60,387         71,586         (2,474)       129,499
  Current maturities of long-term debt and
    capital lease obligations                         2,500          1,729                         4,229
  Intercompany payable                                             476,528       (476,528)
  Income taxes                                       12,221           (439)                       11,782
                                                -----------    -----------    -----------    -----------

    Total current liabilities                       225,484        703,491       (486,732)       442,243
                                                -----------    -----------    -----------    -----------

Long-term debt and capital lease obligations        543,417         54,333                       597,750
Other liabilities                                    19,648         81,143                       100,791
                                                -----------    -----------    -----------    -----------

    Total liabilities                               788,549        838,967       (486,732)     1,140,784

Shareholder's Equity                                389,606        249,422       (249,422)       389,606
                                                -----------    -----------    -----------    -----------

Total liabilities and shareholder's equity      $ 1,178,155    $ 1,088,389    $  (736,154)   $ 1,530,390
                                                ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended July 3, 2004
(In thousands)

                                                                            Combined
                                                               Roundy's   Subsidiaries      Total
                                                              ---------   ------------  ---------
Net Cash Flows Provided by (Used in) Operating Activities:    $ (13,243)   $  64,427    $  51,184
                                                              ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                           (4,282)     (18,664)     (22,946)
  Notes receivable                                                   73          488          561
                                                              ---------    ---------    ---------
  Net cash flows used in investing activities                    (4,209)     (18,176)     (22,385)
                                                              ---------    ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                              3,000                     3,000
  Payments of debt and capital lease obligations                 (1,257)        (867)      (2,124)
  Intercompany receivables-net                                   47,490      (47,490)
  Debt issuance costs                                              (386)                     (386)
                                                              ---------    ---------    ---------
  Net cash flows (used in) provided by financing
    activities                                                   48,847      (48,357)         490
                                                              ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents             31,395       (2,106)      29,289

Cash And Cash Equivalents, Beginning Of Period                   49,059       40,947       90,006
                                                              ---------    ---------    ---------
Cash And Cash Equivalents, End Of Period                      $  80,454    $  38,841    $ 119,295
                                                              =========    =========    =========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended June 28, 2003
(In thousands)

                                                                            Combined
                                                              Roundy's    Subsidiaries    Total
                                                              --------    ------------  ---------
Net Cash Flows Provided by (Used in) Operating Activities:    $   5,077    $  61,185    $  66,262
                                                              ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                           (2,740)     (19,887)     (22,627)
  Payment for business acquisitions, net of cash acquired                   (131,387)    (131,387)
  Notes receivable                                                  113          606          719
                                                              ---------    ---------    ---------
  Net cash flows used in investing activities                    (2,627)    (150,668)    (153,295)
                                                              ---------    ---------    ---------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations                 (1,230)        (229)      (1,459)
  Intercompany receivables-net                                  (97,522)      97,522
  Debt issuance costs                                              (506)                     (506)
                                                              ---------    ---------    ---------
  Net cash flows (used in) provided by financing activities     (99,258)      97,293       (1,965)
                                                              ---------    ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents            (96,808)       7,810      (88,998)

Cash And Cash Equivalents, Beginning Of Period                  117,307       22,471      139,778
                                                              ---------    ---------    ---------
Cash And Cash Equivalents, End Of Period                      $  20,499    $  30,281    $  50,780
                                                              =========    =========    =========



Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                          Thirteen Weeks Ended                        Twenty-six Weeks Ended
                                             ---------------------------------------------------------------------------------------
                                             July 3, 2004           June 28, 2003       July 3, 2004          June 28, 2003
                                             ---------------------  -------------------  --------------------  ---------------------
Statement of Income Data
(Dollars in thousands):
Revenues:
  Net sales and service fees                 $1,250,599     100.0%   $995,414     100.0%  $2,424,536     100.0%  $1,892,575   100.0%
  Other-net                                         369       0.0         561       0.1          739       0.0        1,298     0.1
                                             ----------     -----    --------     -----   ----------      -----  ----------   ------

Total                                         1,250,968     100.0     995,975     100.1    2,425,275     100.0    1,893,873   100.1
                                             ----------     -----  ----------     -----   ----------      -----  ----------   ------

Cost and Expenses:
  Cost of sales                                 993,610      79.4     794,670      79.8    1,909,890      78.8    1,515,770    80.1
  Operating and administrative                  220,600      17.6     166,943      16.8      441,379      18.2      311,654    16.5
  Interest expense                               10,974       0.9      10,448       1.1       21,575       0.9       21,144     1.1
                                             ----------     -----    --------     -----   ----------      -----  ----------   ------
                                              1,225,184      97.9     972,061      97.7    2,372,844      97.9    1,848,568    97.7
                                             ----------     -----    --------     -----   ----------      -----  ----------   ------



Income before income taxes                       25,784       2.1      23,914       2.4       52,431       2.1       45,305     2.4

Provision for income taxes                       10,829       0.9       9,566       1.0       22,021       0.9       18,122     1.0
                                             ----------     -----    --------     -----   ----------      -----  ----------   ------

Net income                                   $   14,955       1.2%   $ 14,348       1.4%  $   30,410       1.3%  $   27,183     1.4%
                                             ==========     =====    ========     ======  ==========      =====  ==========   ======


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

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its Company-owned retail operations (in thousands):

                                    Thirteen Weeks Ended           Twenty-six Weeks Ended
                                 ----------------------------  ----------------------------
                                July 3, 2004    June 28, 2003  July 3, 2004   June 28, 2003
                                ------------    -------------  ------------   -------------
Net Sales and Service Fees
  Retail                         $   768,039    $   532,198    $ 1,485,867    $   991,921
  Wholesale                          882,503        775,865      1,718,955      1,484,644
  Eliminations                      (399,943)      (312,649)      (780,286)      (583,990)
                                 -----------    -----------    -----------    -----------

Total                            $ 1,250,599    $   995,414    $ 2,424,536    $ 1,892,575
                                 ===========    ===========    ===========    ===========


Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses and interest expense.

o Cost of sales includes product costs and inbound freight, but excludes depreciation.

o Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, shipping and handling, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Certain retailers may include some of these costs (including warehouse and distribution costs, and the internal costs of purchasing, receiving and inspecting products for resale) in cost of sales, which may result in the Company's presentation being incomparable to such retailers.

o Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs.


Thirteen Weeks Ended July 3, 2004 Compared With Thirteen Weeks Ended
June 28, 2003


Net Sales and Service Fees
Net sales and service fees were $1,250.6 million for the second quarter 2004, an increase of $255.2 million, or 25.6%, from $995.4 million for the second quarter 2003. Retail sales were $768.0 million for the second quarter 2004, an increase of $235.8 million, or 44.3%, from $532.2 million for the second quarter 2003. This increase in retail sales was primarily due to the effect of four acquired store groups, consisting of 44 additional stores in total, which operated under the Company's ownership during the second quarter 2004 but were not operated by the Company for the entire second quarter 2003 (collectively, the "44 Acquired Stores"). The 44 Acquired Stores contributed approximately $195.7 million to the second quarter 2004 retail sales increase. As of July 3, 2004, Roundy's operated 120 retail grocery stores including 56 Pick 'n Save stores, 33 Copps Food Stores ("Copps") and 31 Rainbow Foods ("Rainbow") stores.

Same store sales at the Company's retail stores (including the results of Pick 'n Save licensed stores operated by their prior owners in 2003) improved 3.9% over the comparable thirteen week period of 2003.

Wholesale sales were $882.5 million for the second quarter 2004, an increase of $106.6 million, or 13.7%, from $775.9 million for the second quarter 2003. This increase was primarily due to increased sales to Company-owned stores and new independent customer sales volume.

Gross Profit
Gross profit was $257.0 million for the second quarter 2004, an increase of $56.2 million, or 28.0%, from $200.7 million for the second quarter 2003. Gross profit, as a percentage of net sales and service fees, for the second quarter 2004 and 2003 was 20.6% and 20.2%, respectively. The increase in gross profit and gross profit percentage for the quarter was primarily due to the growth of the Company's retail segment, which has a higher gross profit percentage than its wholesale segment. Retail sales for the second quarter 2004 represented 61.4% of net sales and service fees compared with 53.5% for the second quarter 2003. The increase in retail sales concentration was primarily due to the Acquired Stores, as previously discussed. Retail gross profit, as a percentage of retail net sales and service fees, was 24.3% and 25.5% for the second quarter of 2004 and 2003, respectively. The decrease in retail gross profit percentage was attributable to increased promotional pricing to support and drive continued sales growth as well as higher levels of inventory shrinkage. Second quarter 2004 wholesale gross profit, as a percentage of wholesale net sales and service fees, was 8.9% as compared with 9.1% in the second quarter 2003.

Operating and Administrative Expenses
Operating and administrative expenses were $220.6 million for the second quarter 2004, an increase of $53.7 million, or 32.1%, from $166.9 million for the second quarter 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.6% for the second quarter 2004 compared with 16.8% for the second quarter 2003. The percentage increase was attributable to the growth of the Company's retail segment, which has a significantly higher ratio of operating costs to sales than the Company's wholesale segment. Retail operating and administrative expenses increased to 21.6% of retail sales for the second quarter 2004 compared with 21.5% for the second quarter 2003. Wholesale operating and administrative expenses decreased to 5.5% of wholesale sales for the second quarter 2004 as compared with 6.1% for the second quarter 2003. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased leverage of fixed costs over a higher wholesale sales base. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $10.0 million for the second quarter 2004 compared with $6.1 million for the second quarter 2003. This increase was primarily due to higher unallocated corporate administrative expenses.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $10.3 million and $9.6 million for the second quarter 2004 and 2003, respectively. The increase was primarily due to the interest component of capitalized leases assumed in connection with the June 2003 acquisition of Rainbow, partially offset by a 50 basis point interest rate reduction on the Company's term loan effective April 1, 2004.

Income Taxes
Provision for income taxes was $10.8 million for the second quarter 2004, an increase of $1.2 million from $9.6 million for the second quarter 2003. The effective income tax rate for the second quarter 2004 and 2003 was 42.0% and 40.0%, respectively. The increase in the effective income tax rate was primarily due to a higher state income tax rate in Minnesota where the Company began operating following the acquisition of Rainbow.

Net Income
Net income was $15.0 million for the second quarter 2004, an increase of $0.7 million from $14.3 million for the second quarter 2003. This improvement was driven by the factors discussed above. The net income margin was 1.2% and 1.4%, respectively, for the second quarter 2004 and the second quarter 2003.

Twenty-six Weeks Ended July 3, 2004 compared with Twenty-six Weeks Ended June 28, 2003

Net Sales and Service Fees
Net sales and service fees totaled $2,424.5 million for the six months ended July 3, 2004, an increase of $532.0 million, or 28.1%, from $1,892.6 million for the six months ended June 28, 2003. Retail sales were $1,485.9 million for 2004, an increase of $493.9 million, or 49.8%, from $991.9 million in 2003. This increase in retail sales was primarily due to the effect of six acquired store groups, consisting of 54 additional stores, in total, which operated under the Company's ownership during the twenty-six weeks ended July 3, 2004, but were not operated by the Company for the entire comparable prior year period ("54 Acquired Stores"). The 54 Acquired Stores included the 44 Acquired Stores described in the discussion of Net Sales and Service Fees for the Thirteen Weeks Ended July 3, 2004. The 54 Acquired Stores contributed approximately $435.2 million to the year-to-date 2004 retail sales increase.

Year-to-date 2004 same store sales at the Company's retail stores (including the results of Pick 'n Save licensed stores operated by their prior owners) improved 2.8% over the comparable twenty-six week period of 2003.

Wholesale sales were $1,719.0 million for 2004, an increase of $234.3 million, or 15.8%, from $1,484.6 million in 2003. This increase was primarily due to increased sales to Company-owned stores.

Gross Profit
Gross profit was $514.6 million for 2004, a $137.8 million, or 36.6% increase from $376.8 million in 2003. The gross profit percentage for the same periods of 2004 and 2003 was 21.2% and 19.9%, respectively. The increase in gross profit percentage was primarily due to the growth of the Company's retail segment, which has a higher gross profit percentage than its wholesale segment. Retail sales for the six months ended July 3, 2004 represented 61.3% of net sales and service fees compared with 52.4% for the same period in 2003. The retail gross profit percentage was 25.1% and 24.9% for 2004 and 2003, respectively. Year-to-date 2004 wholesale gross profit percentage was 9.1% as compared with 9.4% in 2003. The decrease in wholesale gross profit percentage was primarily due to an increased concentration of lower margin sales to certain of the Company's larger customers.

Operating and Administrative Expenses
Operating and administrative expenses were $441.4 million for 2004, a $129.7 million, or 41.6% increase from $311.7 million in 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 18.2% for 2004 compared with 16.5% for 2003. The percentage increase was attributable to the 54 Acquired Stores and the resulting increased concentration of sales in the Company's retail operating segment in 2004, which has a significantly higher ratio of operating costs to sales than the Company's wholesale operations. Retail operating and administrative expenses increased to 22.3% of retail sales for 2004 compared with 21.1% for 2003. This increase was primarily due to the fact that certain of the Acquired Stores have higher operating costs as a percentage of sales than the Company's other stores, as well as pre-opening expenses associated with the Kohl's Acquisition. Wholesale operating and administrative expenses decreased to 5.7% of wholesale sales for 2004 as compared with 6.2% for the same period in 2003. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense
Interest expense (excluding amortization of deferred financing costs) was $20.2 million for 2004, a $0.7 million increase from $19.5 million in 2003. This increase was primarily due to the interest component of capitalized leases assumed in connection with the June 2003 acquisition of Rainbow, partially offset by a 50 basis point interest rate reduction on the Company's term loan effective April 1, 2004.

Income Taxes
Provision for income taxes was $22.0 million for 2004, an increase of $3.9 million from $18.1 million in 2003. The effective income tax rates for the first six months of 2004 and 2003 were 42.0% and 40.0%, respectively. The increase in the effective income tax rate was primarily due to a higher state income tax in Minnesota where the Company began operating following the acquisition of Rainbow.

Net Income
Net income was $30.4 million for 2004, a $3.2 million increase from $27.2 million in the prior year. The net income margin was 1.3% and 1.4%, respectively, for 2004 and 2003.

Liquidity and Capital Resources
The Company's cash and cash equivalents totaled $119.3 million at July 3, 2004, compared with $90.0 million at January 3, 2004. Cash flows provided by operating activities were $50.8 million for the 26 weeks ended July 3, 2004 compared with $66.3 million for the 26 weeks ended June 28, 2003. Net cash used in investing activities was $22.4 million for the 26 weeks ended July 3, 2004 compared with $153.3 million for the 26 weeks ended June 28, 2003. The 26 weeks ended June 28, 2003 included business acquisition consideration of $131.4 million related to the Rainbow Minneapolis Acquisition, the Kohl's Acquisition, as well as the Company's acquisition of Prescott's Supermarkets, Inc.

Capital expenditures were $23.2 million for the 26 weeks ended July 3, 2004. Capital expenditures consisted primarily of new stores, remodels of newly acquired and existing stores, maintenance of retail stores and transportation fleet.

Working capital amounted to $48.2 million at July 3, 2004, compared with $11.8 million at January 3, 2004. The increase was due primarily to an increase in cash and a decrease in accounts payable.

The Company is subject to a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There were no outstanding borrowings under the revolving line of credit at July 3, 2004. The term loan is repayable in quarterly installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58.8 million through June 30, 2009. In addition, the Company has issued and outstanding $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes").

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. Failure to comply with these covenants could have a material adverse impact upon the Company's financial condition. The Company was in compliance with its quarterly covenants at July 3, 2004.

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

The Company's principal source of liquidity is cash flow generated from operations and borrowings under its revolving line of credit. The Company's principal use of cash is to meet debt service requirements, finance its capital expenditures, make acquisitions and provide for working capital. The Company expects that current excess cash and cash available from operations, and funds available under its $125.0 million revolving line of credit, will be sufficient to fund its operations, debt service requirements and capital expenditures for at least the next 12 months.

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

Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

              The Exhibit Index contained in this report immediately following the signature pages to this report are incorporated herein by this reference.



              (b)  Reports on Form 8-K

              The following report on Form 8-K was filed during the quarter ended July 3, 2004:


Date Filed         Date of Report        Item
May 14, 2004       May 12, 2004          The Company reported (and filed as an
                                         Exhibit a press release announcing)
                                         financial results for the
                                         three-month period ended April 3, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               ROUNDY'S, INC.
                                       -----------------------------------------
                                               (Registrant)





Date:  August 13, 2004                 /s/ROBERT A. MARIANO
         ---------------               -----------------------------------------
                                       Robert A. Mariano, Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)








                                               ROUNDY'S, INC.
                                       -----------------------------------------
                                               (Registrant)





Date:  August 13, 2004                 /s/DARREN W. KARST
       ---------------                 -----------------------------------------
                                       Darren W. Karst, Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                                 Roundy's, Inc.
         Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended July 3, 2004

                                  EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.
-------                                Description
                                       -----------

2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002 (1)
2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.(3)
2.4   Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc.,
      The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (4)
2.5 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and
      Roundy's, Inc. (5)
2.6   First Amendment dated June 4, 2003 to Asset Purchase Agreement dated
      May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods
      Group, Inc., RBF Corp., and Roundy's, Inc. (6)
2.7 Asset Purchase Agreement dated July 9, 2004 by and between McAdams, Inc., certain shareholders of McAdams, Inc., Ultra Mart Foods, Inc. and Roundy's, Inc. (FILED HEREWITH)
3.1   Roundy's, Inc. Amended and Restated Articles of Incorporation(7)
3.2   Amended and Restated By-Laws of Roundy's, Inc.(8)
4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee(9)
4.2 Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(10)
4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(10)
4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(12)
10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)
10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
      "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002(14)(15)
10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (16)
10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of
      June 6, 2002(17)
10.6  Consulting Agreement dated July 1, 2002 between the Registrant and
      Gerald F. Lestina(18)
10.7 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(19)
10.8 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(20)
10.9 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(21)
10.10 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(22)
10.11 Declarations page for renewal through May 1, 2004 of Directors and Officers Liability and Corporation Reimbursement Policy(23)
10.12 Employment Agreement dated June 6, 2002 between Registrant and
      Robert F. Mariano(24)
10.13 Employment Agreement dated June 6, 2002 between Registrant and
      Darren W. Karst(25)
10.14 Employment Contract between the Registrant and Gary L. Fryda dated
      March 31, 2000(26)
10.15 Employment Agreement dated December 27, 2002 between Registrant and
      Donald S. Rosanova(27)
10.16 Excerpts from Roundy's, Inc. Board of Directors resolution adopted
      March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz(28)
10.17 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina(29)
10.18 Roundy's, Inc. Deferred Compensation Plan Amended and Restated
      August 13, 2002(30)
10.19 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Coinvestors, and certain executive employees of Roundy's, Inc.(31)
10.20 First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement(32)
10.21 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto,
      Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
      "Rabobank Nederland", New York Branch, LaSalle Bank National
      Association, Associated Bank, N.A., Harris Trust and Savings
      Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National
      Association, as Documentation Agents dated as of June 6,
      2002.(33)
10.22 Third Amendment dated as of March 29, 2004, to $375,000,000
      Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition
      Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents.(34)
10.23 Net Lease Agreement dated May 19, 2004 between Registrant and Pabst Farms-RDC, LLC (FILED HEREWITH)
31.1  Certification of Principal Executive
      Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (FILED HEREWITH)
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH)

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