Form 10-Q
period 2004-10-02
ROUNDYS INC
filed 2004-11-12
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 2, 2004
                                    ---------------
                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________ to _______________ Commission file number: 002-94984
                              ---------


                            Roundy's, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Wisconsin                                39-0854535
--------------------------------            --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

     875 E. Wisconsin Avenue
     Milwaukee, Wisconsin                          53202
--------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (414)231-5000
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---
Indicate by checkmark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)
Yes      No  X
    ---     ---
As of November 12, 2004 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's
Acquisition Corporation ("RAC"). RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 90% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated investors. Approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.







                            ROUNDY'S, INC.

                               FORM 10-Q

                 For the period ended October 2, 2004

                                 INDEX


                                                               Page No.
                                                               --------

                      PART I. - Financial Information

Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Income                   1

              Consolidated Balance Sheets                         2

              Consolidated Statements of Cash Flows               3

              Notes to Unaudited Consolidated Financial
              Statements                                          4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations       12

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                         18

Item 4.       Controls and Procedures                             18

                       PART II. - Other Information

Item 1.       Legal Proceedings                                   19

Item 2.       Unregistered Sales of Equity Securities and Use
              of Proceeds                                         19

Item 3.       Defaults Upon Senior Securities                     19

Item 4        Submission of Matters to a Vote of Security
              Holders                                             19

Item 5.       Other Information                                   19

Item 6.       Exhibits                                            19

SIGNATURES                                                        20

EXHIBIT                                                           21
INDEX



PART I.  Item 1.    FINANCIAL STATEMENTS


                              ROUNDY'S, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Dollars in thousands)
                                (Unaudited)

                               Thirteen Weeks Ended      Thirty-nine Weeks Ended
                            ---------------------------  -------------------------
                            October 2,   September 27,   October 2,  September 27,
                               2004          2003           2004          2003
                            -----------  -------------   ----------  -------------

Revenues:
Net sales and service fees  $1,181,844   $1,153,631       $3,606,380   $3,046,206
Other - net                        427          476            1,166        1,774
                            ----------   ----------       ----------   ----------
                             1,182,271    1,154,107        3,607,546    3,047,980
                            ----------   ----------       ----------   ----------

Costs and Expenses:
Cost of sales                  930,843      913,639        2,840,733    2,429,409
Operating and                  217,100      202,847          658,479      514,501
administrative
Interest:
   Interest expense             10,427       10,673           30,676       30,189
   Amortization of deferred
     financing costs               674          853            2,000        2,481
                            ----------   ----------       ----------   ----------

                             1,159,044    1,128,012        3,531,888    2,976,580
                            ----------   ----------       ----------   ----------

Income Before Income Taxes      23,227       26,095           75,658       71,400

Provision for Income Taxes       9,755       10,438           31,776       28,560
                            ----------   ----------       ----------   ----------

Net Income                  $   13,472   $   15,657       $   43,882   $   42,840
                            ==========   ==========       ==========   ==========


See notes to unaudited consolidated financial statements.




                                     ROUNDY'S, INC.
                              CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share data)


                                                     October 2,     January 3,
                      Assets                            2004           2004
                                                    -----------    ------------
                                                     (Unaudited)

Current Assets:
  Cash and cash equivalents                          $   97,564     $   90,006
  Notes and accounts receivable, less
   allowance for losses of $4,015 and
   $5,012, respectively                                  68,688         81,929
  Merchandise inventories                               249,184        251,888
  Prepaid expenses                                        8,588         12,429
  Deferred income tax benefits                           18,253         17,745
                                                     ----------     ----------
    Total current assets                                442,277        453,997
                                                     ----------     ----------

Property and Equipment - Net                            328,292        320,149

Other Assets:
  Deferred income tax benefits                           24,479         28,161
  Notes receivable                                        1,954          2,877
  Other assets - net                                     81,158         85,211
  Goodwill                                              694,042        639,995
                                                     ----------     ----------
    Total other assets                                  801,633        756,244
                                                     ----------     ----------
Total assets                                         $1,572,202     $1,530,390
                                                     ==========     ==========

   Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                   $  276,025     $  296,733
  Accrued expenses                                      137,951        129,499
  Current maturities of long-term debt and
    capital lease obligations                             4,404          4,229
  Income taxes                                           28,598         11,782
                                                     ----------     ----------
    Total current liabilities                           446,978        442,243
                                                     ----------     ----------

Long-term Debt and Capital Lease Obligations            597,372        597,750
Other Liabilities                                        94,364        100,791
                                                     ----------     ----------
    Total liabilities                                 1,138,714      1,140,784
                                                     ----------     ----------

Shareholder's Equity:
  Common stock (1,500 shares authorized,
    1,000 shares issued and outstanding
    at $0.01 par value)
  Additional paid-in capital                            314,500        314,500
  Retained earnings                                     118,988         75,106
                                                     ----------     ----------
    Total shareholder's equity                          433,488        389,606
                                                     ----------     ----------

  Total liabilities and shareholder's equity         $1,572,202     $1,530,390
                                                     ==========     ==========


See notes to unaudited consolidated financial statements.



                                         ROUNDY'S, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                           (Unaudited)

                                                                Thirty-nine Weeks Ended
                                                              --------------------------
                                                               October 2,  September 27,
                                                                  2004          2003
                                                              ------------ -------------

Cash Flows From Operating Activities:
  Net income                                                    $  43,882    $  42,840
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including deferred
     financing costs                                               48,300       35,180
    Loss (gain) on sale of equipment                                  332         (240)
    Changes in operating assets and liabilities, net of the
     effect of business acquisitions:
     Notes and accounts receivable                                 13,241       10,493
     Merchandise inventories                                        9,683       (1,099)
     Prepaid expenses                                               3,841        5,089
     Other assets                                                      (1)      (8,672)
     Accounts payable                                             (20,834)      15,931
     Accrued expenses                                               8,131        8,109
     Income taxes                                                  17,990        2,961
     Other liabilities                                             (6,427)      (6,511)
                                                                ---------    ---------
  Net cash flows provided by operating activities                 118,138      104,081
                                                                ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                                            (48,845)     (38,953)
  Proceeds from sale of equipment                                     798          301
  Payment for business acquisitions, net of cash acquired         (62,867)    (132,577)
  Decrease in notes receivable, net                                   923          500
                                                                ---------    ---------
  Net cash flows used in investing activities                    (109,991)    (170,729)
                                                                ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                                3,000
  Debt issuance costs                                                (386)        (506)
  Payments of debt and capital lease obligations                   (3,203)      (2,459)
                                                                ---------    ---------
  Net cash flows used in financing activities                        (589)      (2,965)
                                                                ---------    ---------

Net increase (decrease) in Cash and Cash Equivalents                7,558      (69,613)

Cash and Cash Equivalents, Beginning of Period                     90,006      139,778
                                                                ---------    ---------
Cash and Cash Equivalents, End of Period                        $  97,564    $  70,165
                                                                =========    =========

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                                      $  26,441    $  24,758
  Income taxes                                                     13,785       25,609


See notes to unaudited consolidated financial statements.

                                      ROUNDY'S, INC.
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's,Inc. ("Roundy's" or the "Company") as of October 2, 2004, and for the thirteen and thirty-nine week periods ended October 2, 2004 and September 27, 2003 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and
Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes hereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the fiscal year ended January 3, 2004. The results of operations for the thirteen and thirty-nine week periods ended October 2, 2004 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending January 1,2005.

2.  ACQUISITIONS

In June 2003, the Company acquired 32 Rainbow Foods retail grocery stores from Fleming Companies, Inc. and simultaneously sold one store to an independent licensed Pick 'n Save operator (the "Rainbow Minneapolis Acquisition"). During the second quarter of 2004, the Company finalized the purchase price allocation of the Rainbow Minneapolis Acquisition, resulting in a decrease to fixed assets and a $2.1 million increase in goodwill from the amount recorded at January 3, 2004.

In October 2003, the Company acquired the equipment, fixtures and leasehold improvements of seven former Kohl's Foods Stores from the Great Atlantic & Pacific Tea Company, Inc. ("Kohl's Acquisition") and reopened two of these stores in the fourth quarter 2003. During the first quarter 2004, the Company reopened three more of these stores. The Company opened the sixth store in the second quarter 2004 and the seventh store in the third quarter 2004. All seven of these stores were reopened under the Pick 'n Save banner. Six of these stores are located in the Milwaukee area and one store is located in Racine, Wisconsin.

In September 2004, the Company acquired the inventory, equipment, fixtures and leasehold improvements of seven retail grocery stores from McAdams, Inc. ("McAdams") for approximately $62.9 million (the "McAdams Acquisition"). All of these stores are located in Waukesha County, which is a part of the greater Milwaukee metropolitan area. Goodwill of approximately $52.0 million resulted from the acquisition, which was accounted for as a purchase. The transaction closed on September 27, 2004 and the operating results of the acquired stores are included in the consolidated statements of income after that date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair value.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has applied Emerging Issues Task Force No. 03-10 ("EITF 03-10"), "Application of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," by Resellers to Sales Incentives Offered to Customers by Manufacturers" to its 2004 and 2003 results. Pursuant to EITF 03-10, vendor-funded coupon reimbursements are considered part of net sales at the point of sale. Accordingly, $10.9 million and $31.4 million of such reimbursements for the thirteen and thirty-nine weeks of 2003 have been classified within net sales to conform to EITF 03-10.

4.  EMPLOYEE BENEFIT PLANS

Net periodic benefit costs in the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003 included the following components (in thousands):

                                      Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                  --------------------------    ---------------------------
                                   October 2,   September 27     October 2,   September 27,
                                      2004          2003            2004          2003
                                  ------------  ------------    ------------  -------------
Components of net periodic
 benefit costs:
   Service costs                   $  1,863      $  1,814        $  5,497     $   5,449
   Interest costs                     1,993         1,958           5,881         5,882
   Expected return on plan assets    (1,301)       (1,397)         (3,839)       (4,190)
   Amortization of net actuarial
     loss/(gain)                         35           (12)            103           (37)
                                  ---------     ----------      ---------     ----------
   Net periodic benefit cost       $  2,590     $    2,363      $   7,642     $    7,104
                                  =========     ==========      =========     ==========


During the third quarter 2004, the Company made $8.6 million of contributions to its pension plans. Year-to-date, the Company made $14.0 million of contributions to its pension plans. The Company expects its total pension plan contributions for the year ending January 1, 2005 to approximate $16.8 million.

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



(in thousands)                      Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                -----------------------------   ----------------------------
                                 October 2,     September 27,     October 2,   September 27,
                                    2004             2003            2004          2003
                                ------------   --------------   -------------  -------------
NET SALES AND SERVICE FEES
  Retail                        $   748,023      $  679,225      $ 2,233,890    $1,671,146
  Wholesale                         822,994         844,314        2,541,949     2,328,958
  Eliminations                     (389,173)       (369,908)      (1,169,459)     (953,898)
                                -----------      ----------      -----------    ----------
  Consolidated                  $ 1,181,844      $1,153,631       $ 3,606,38    $3,046,206
                                ===========      ==========      ===========    ==========

INCOME BEFORE INCOME TAXES
  Retail                        $    18,090      $   18,862       $   50,389    $   48,356
  Wholesale                          23,505          24,925           81,656        70,883
  Corporate                         (18,368)        (17,692)         (56,387)      (47,838)
                                -----------      ----------       ----------    ----------
  Consolidated                  $    23,227      $   26,095       $   75,658    $   71,400
                                ===========      ==========       ==========    ==========

DEPRECIATION AND AMORTIZATION
  Retail                        $    10,866      $    6,552       $   30,035    $   16,209
  Wholesale                           1,390           1,539            4,257         4,619
  Corporate                           3,962           3,986           12,008        11,871
                                -----------      ----------       ----------    ----------
  Consolidated                  $    16,218      $   12,077       $   46,300    $   32,699
                                ===========      ==========       ==========    ==========

INTEREST
  Retail                        $     4,888      $    5,058       $   14,766    $   13,792
  Wholesale                             933             560            2,773         1,731
  Corporate                           5,280           5,908           15,137        17,147
                                -----------      ----------       ----------    ----------
  Consolidated                  $    11,101      $   11,526       $   32,676    $   32,670
                                ===========      ==========       ==========    ==========

CAPITAL EXPENDITURES
  Retail                        $    19,332      $   11,277       $   35,112    $   27,235
  Wholesale                           1,083             910            1,480         3,898
  Corporate                           5,204           4,101           12,253         7,820
                                -----------      ----------       ----------    ----------
  Consolidated                  $    25,619      $   16,288       $   48,845    $   38,953
                                ===========      ==========       ==========    ==========

IDENTIFIABLE ASSETS (AT
  PERIOD-END)
  Retail                        $   745,994
  Wholesale                         626,742
  Corporate                         199,466
                                -----------
  Consolidated                  $ 1,572,202
                                ===========

GOODWILL (AT PERIOD-END)
  Retail                        $   341,729
  Wholesale                         352,313
                                -----------
  Consolidated                  $   694,042
                                ===========



7.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's $300 million 8 7/8% senior subordinated notes due 2012 (the "Notes").




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended October 2, 2004
(In thousands)


                                                      Combined
                                        Roundy's    Subsidiaries   Eliminations     Total
                                       ----------  -------------   ------------  ----------
Revenues:
Net sales and service fees             $ 409,375     $1,017,083     $(244,614)   $1,181,844
Other-net                                    200            227                         427
                                       ---------     ----------     ---------    ----------
                                         409,575      1,017,310      (244,614)    1,182,271
                                       ---------     ----------     ---------    ----------
Costs and Expenses:
Cost of sales                            384,323        786,248      (239,728)      930,843
Operating and administrative              34,058        187,928        (4,886)      217,100
Interest expense                           4,921          6,180                      11,101
                                       ---------     ----------     ---------    ----------
                                         423,302        980,356      (244,614)    1,159,044
                                       ---------     ----------     ---------    ----------


Income Before Income Taxes               (13,727)        36,954                      23,227
Provision for Income Taxes                (5,765)        15,520                       9,755
Equity in Earnings of Subsidiaries        21,434                      (21,434)
                                       ---------     ----------     ---------    ----------
Net Income                             $  13,472     $   21,434     $ (21,434)   $   13,472
                                       =========     ==========     =========    ==========




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirty-nine Weeks Ended October 2, 2004
(In thousands)

                                                       Combined
                                        Roundy's     Subsidiaries   Eliminations     Total
                                       ---------     ------------   ------------  ---------
Revenues:
Net sales and service fees            $1,233,074      $3,103,627     $(730,321)   $3,606,38
Other-net                                    493             673                      1,166
                                      ----------      ----------     ---------    ---------
                                       1,233,567       3,104,300      (730,321)    3,607,54
                                      ----------      ----------     ---------    ---------

Costs and Expenses:                    1,124,132       2,431,644      (715,043)   2,840,733
                                         107,066         566,691       (15,278)     658,479
                                          14,049          18,627                     32,676
                                      ----------      ----------     ---------    ---------
                                       1,245,247       3,016,962      (730,321)   3,531,888
                                      ----------      ----------     ---------    ---------


Income Before Income Taxes               (11,680)         87,338                     75,658
Provision for Income Taxes                (4,906)         36,682                     31,776
Equity in Earnings of Subsidiaries        50,656                       (50,656)
                                      ----------      ----------     ---------    ---------
Net Income                            $   43,882      $   50,656     $ (50,656)   $  43,882
                                      ==========      ==========     =========    =========




CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended September 27, 2003
(In thousands)

                                                      Combined
                                     Roundy's       Subsidiaries     Eliminations      Total
                                    ----------      ------------     ------------   ---------
Revenues:
Net sales and service fees          $ 421,737         $ 957,435       $(225,541)    $1,153,631
Other-net                                  28               448                            476
                                    ---------       -----------      ----------     ----------
                                      421,765           957,883        (225,541)     1,154,107
                                    ---------       -----------      ----------     ----------
Costs and Expenses:
Cost of sales                         398,055           736,666        (221,082)       913,639
Operating and administrative           15,839           191,467          (4,459)       202,847
Interest expense                        5,499             6,027                         11,526
                                    ---------       -----------      ----------     ----------
                                      419,393           934,160        (225,541)     1,128,012
                                    ---------       -----------      ----------     ----------

Income Before Income Taxes              2,372            23,723                         26,095
Provision for Income Taxes                949             9,489                         10,438
Equity in Earnings of Subsidiaries     14,234                           (14,234)
                                    ---------       -----------      ----------     ----------
Net Income                          $  15,657       $    14,234      $  (14,234)    $   15,657
                                    =========       ===========      ==========     ==========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirty-nine Weeks Ended September 27, 2003
(In thousands)

                                                     Combined
                                     Roundy's      Subsidiaries       Eliminations      Total
                                    ----------     ------------       ------------  ----------
Revenues:
Net sales and service fees          $1,179,336      $2,511,531         $(644,661)   $3,046,206
Other-net                                  513           1,261                           1,774
                                    ----------     -----------        ----------    ----------
                                     1,179,849       2,512,792          (644,661)    3,047,980
                                    ----------     -----------        ----------    ----------
Costs and Expenses:
Cost of sales                        1,077,839       1,983,106          (631,536)    2,429,409
Operating and administrative            75,860         451,766           (13,125)      514,501
Interest expense                        15,916          16,754                          32,670
                                    ----------     -----------        ----------    ----------
                                     1,169,615       2,451,626          (644,661)    2,976,580
                                    ----------     -----------        ----------    ----------

Income Before Income Taxes              10,234          61,166                          71,400
Provision for Income Taxes               4,094          24,466                          28,560
Equity in Earnings of Subsidiaries      36,700                           (36,700)
                                    ----------     -----------        ----------    ----------
Net Income                          $   42,840      $   36,700         $ (36,700)   $   42,840
                                    ==========     ===========        ==========    ==========




CONDENSED CONSOLIDATING BALANCE SHEETS
As of October 2, 2004
(In thousands)

                                                               Combined
Assets                                            Roundy's   Subsidiaries    Eliminations     Total
                                               -----------   ------------    ------------  ----------
Current Assets:
  Cash and cash equivalents                    $   63,982    $   33,582                    $  97,564
  Notes and accounts receivable-net                21,837        58,516      $  (11,665)      68,688
  Merchandise inventories                          47,698       201,486                      249,184
  Prepaid expenses                                  4,727         3,861                        8,588
  Deferred income tax benefits                     (2,231)       20,484                       18,253
                                               ----------    ----------      ----------   ----------

    Total current assets                          136,013       317,929         (11,665)     442,277
                                               ----------    ----------      ----------   ----------

Property and Equipment-Net                         24,829       303,463                      328,292

Other Assets:
  Investment in subsidiaries                      290,295                      (290,295)
  Intercompany receivables                        470,693                      (470,693)
  Deferred income tax benefits                     24,479                                     24,479
  Notes receivable                                    505         1,449                        1,954
  Goodwill and other assets                       260,516       514,684                      775,200
                                               ----------    ----------      ----------   ----------
    Total other assets                          1,046,488       516,132        (760,988)     801,633
                                               ----------    ----------      ----------   ----------

Total assets                                   $1,207,330    $1,137,525      $ (772,653)  $1,572,202
                                               ==========    ==========      ==========   ==========

Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                             $  139,105    $  140,752      $   (3,832)  $  276,025
  Accrued expenses                                 69,720        76,064          (7,833)     137,951
  Current maturities of long-term debt
    and capital lease obligations                   2,665         1,739                        4,404
  Intercompany payable                                          470,693        (470,693)
  Income taxes                                     (2,738)       31,336                       28,598
                                               ----------    ----------      ----------   ----------
    Total current liabilities                     208,751       720,585        (482,358)     446,978
                                               ----------    ----------      ----------   ----------

Long-term Debt and Capital Lease Obligations      544,353        53,019                      597,372
Other Liabilities                                  20,737        73,627                       94,364
                                               ----------    ----------      ----------   ----------

    Total liabilities                             773,842       847,230        (482,358)   1,138,714
                                               ----------    ----------      ----------   ----------

Shareholder's Equity                              433,488       290,295        (290,295)     433,488
                                               ----------    ----------      ----------   ----------

Total liabilities and shareholder's equity     $1,207,330    $1,137,525      $ (772,653)  $1,572,202
                                               ==========    ==========      ==========   ==========




CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 3, 2004
(In thousands)

                                                               Combined
Assets                                            Roundy's   Subsidiaries    Eliminations      Total
                                               -----------   ------------    ------------  ----------
Current Assets:
  Cash and cash equivalents                    $   49,059    $   40,947                    $   90,006
  Notes and accounts receivable-net                33,129        59,004        $ (10,204)      81,929
  Merchandise inventories                          53,363       198,525                       251,888
  Prepaid expenses                                  4,532         7,897                        12,429
  Deferred income tax benefits                     (3,160)       20,905                        17,745
                                               ----------    ----------      -----------   ----------

    Total current assets                          136,923       327,278          (10,204)     453,997
                                               ----------    ----------      -----------   ----------

Property and Equipment-Net                         19,784       300,365                       320,149

Other Assets:
  Investment in subsidiaries                      249,422                       (249,422)
  Intercompany receivables                        476,528                       (476,528)
  Deferred income tax benefits                     28,161                                      28,161
  Notes receivable                                    615         2,262                         2,877
  Goodwill and other assets                       266,722       458,484                       725,206
                                               ----------    ----------      -----------   ----------

    Total other assets                          1,021,448       460,746         (725,950)     756,244
                                               ----------    ----------      -----------   ----------

Total assets                                   $1,178,155    $1,088,389        $(736,154)  $1,530,390
                                               ==========    ==========      ===========   ==========


Liabilities and Shareholder's
Equity

Current Liabilities:
  Accounts payable                             $  150,376    $  154,087        $  (7,730)  $  296,733
  Accrued expenses                                 60,387        71,586           (2,474)     129,499
  Current maturities of long-term debt and
    capital lease obligations                       2,500         1,729                         4,229
  Intercompany payable                                          476,528         (476,528)
  Income taxes                                     12,221          (439)                       11,782
                                               ----------    ----------      -----------   ----------

    Total current liabilities                     225,484       703,491         (486,732)     442,243
                                               ----------    ----------      -----------   ----------

Long-term Debt and Capital Lease Obligations      543,417        54,333                       597,750
Other Liabilities                                  19,648        81,143                       100,791
                                               ----------    ----------      -----------   ----------

    Total liabilities                             788,549       838,967         (486,732)   1,140,784

Shareholder's Equity                              389,606       249,422         (249,422)     389,606
                                               ----------    ----------      -----------   ----------

Total liabilities and Shareholder's Equity     $1,178,155    $1,088,389       $ (736,154)  $1,530,390
                                               ==========    ==========      ===========   ==========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended October 2, 2004
(In thousands)

                                                                                 Combined
                                                                Roundy's       Subsidiaries       Total
                                                              -----------      ------------     ---------

Net Cash Flows Provided by Operating Activities               $  16,827        $  101,311       $ 118,138
                                                              -----------       ----------      ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                           (8,564)          (39,483)        (48,047)
  Payment for business acquisitions, net of cash acquired                         (62,867)        (62,867)
  Notes receivable                                                  110               813             923
                                                              -----------       ----------      ---------
  Net cash flows used in investing activities                    (8,454)         (101,537)       (109,991)
                                                              -----------       ----------      ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                              3,000                             3,000
  Payments of debt and capital lease obligations                 (1,899)           (1,304)         (3,203)
  Intercompany receivables-net                                    5,835            (5,835)
  Debt issuance costs                                              (386)                             (386)
                                                              ---------         ---------       ---------
  Net cash flows provided by (used in) financing activities       6,550            (7,139)           (589)
                                                              ---------         ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents             14,923            (7,365)          7,558


Cash And Cash Equivalents, Beginning Of Period                   49,059             40,947          90,006
                                                              ---------         ----------      ----------

Cash And Cash Equivalents, End Of Period                      $  63,982          $  33,582      $   97,564
                                                              =========         ==========      ==========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended September 27, 2003
(In thousands)

                                                                               Combined
                                                             Roundy's        Subsidiaries        Total
                                                            ----------       ------------      ---------

Net Cash Flows (Used in) Provided by Operating Activities:  $ (15,934)       $ 120,015         $ 104,081
                                                            ----------       ------------      ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                         (5,732)         (32,920)          (38,652)
  Payment for business acquisitions, net of cash acquired    (132,577)                          (132,577)
  Notes receivable                                                140              360               500
                                                            ---------        ---------         ---------
  Net cash flows used in investing activities                (138,169)         (32,560)         (170,729)
                                                            ---------        ---------         ---------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations               (1,230)          (1,229)           (2,459)
  Intercompany receivables-net                                 78,254          (78,254)
  Debt issuance costs                                            (506)                              (506)
                                                            ---------        ---------         ---------
  Net cash flows provided by (used in) financing activies      76,518          (79,483)           (2,965)
                                                            ---------        ---------         ---------

Net (Decrease) Increase in Cash and Cash Equivalents          (77,585)           7,972           (69,613)


Cash And Cash Equivalents, Beginning Of Period                117,307           22,471           139,778
                                                            ---------        ---------         ---------
Cash And Cash Equivalents, End Of Period                    $  39,722        $  30,443         $  70,165
                                                            =========        =========         =========



Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                          Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                             ------------------------------------------ ---------------------------------------
                               October 2, 2004    September 27, 2003    October 2, 2004      September 27, 2003
                             -------------------  -------------------  -------------------    ------------------

Statement of Income Data
(Dollars in thousands):
Revenues:
  Net sales and service fees $1,181,84  100.0%   $1,153,63   100.0%   $3,606,380  100.0%   $3,046,206  100.0%
  Other-net                        427    0.0          476     0.1         1,166    0.0         1,774    0.1
                             ---------  -----    ---------   -----    ----------  -----    ----------  -----

Total                        1,182,271  100.0    1,154,107   100.1     3,607,546  100.0     3,047,980  100.1
                             ---------  -----    ---------   -----    ----------  -----    ----------  -----

Cost and Expenses:
  Cost of sales                930,843   78.8      913,639    79.2     2,840,733   78.8     2,429,409   79.7
  Operating and administrative 217,100   18.4      202,847    17.6       658,479   18.2       514,501   16.9
  Interest expense              11,101    0.9       11,526     1.0        32,676    0.9        32,670    1.1
                              --------  -----    ---------   -----    ----------  -----    ----------  -----
                             1,159,044   98.1    1,128,012    97.8     3,531,888   97.9     2,976,580   97.7
                             ---------  -----    ---------   -----    ----------  -----     ----------  -----


Income before income taxes      23,227    1.9       26,095     2.3        75,658    2.1        71,400    2.4

Provision for income taxes       9,755    0.8       10,438     0.9        31,776    0.9        28,560    1.0
                             ---------  -----    ---------   -----    ----------  -----     ----------  -----

Net income                   $  13,472    1.1%   $  15,657     1.4%   $   43,882    1.2%   $   42,840    1.4%
                             =========  =====    =========   =====    ==========   =====    ==========  =====




Net Sales and Service Fees

Net sales and service fees represent product sales less returns and allowances. The Company derives its net sales and service fees from the operation of retail grocery stores and the wholesale distribution of food and non-food products.
In addition, the Company provides certain support services for retail grocers, including promotional merchandising and advertising programs, store development and financing.

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its Company-owned retail operations
(in thousands):


                                Thirteen Weeks Ended        Thirty-nine Weeks Ended
                          ------------------------------- ----------------------------
                            October 2,   September 27,     October 2,    September 27,
                               2004           2003           2004           2003
                          -------------- --------------   ------------  -------------
Net Sales and Service Fees
  Retail                    $  748,023    $  679,225     $ 2,233,890    $1,671,146
  Wholesale                    822,994       844,314       2,541,949     2,328,958
  Eliminations                (389,173)     (369,908)     (1,169,459)     (953,898)
                            ----------    ----------     -----------    ----------

Total                       $1,181,844    $1,153,631     $ 3,606,380    $3,046,206
                            ==========    ==========     ===========    ==========


Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses and interest expense.

  - Cost of sales includes product costs and inbound freight, but excludes depreciation.

  - Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, shipping and handling, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Certain retailers may include some of these costs (including warehouse and distribution costs,and the internal costs of purchasing, receiving and inspecting products for resale) in cost of sales, which may result in the Company's presentation being incomparable to such retailers.

  - Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs.


Thirteen Weeks Ended October 2, 2004 Compared With Thirteen Weeks Ended September 27, 2003


Net Sales and Service Fees
Net sales and service fees were $1,181.8 million for the third quarter 2004, an increase of $28.2 million, or 2.4%, from $1,153.6 million for the third quarter 2003. Retail sales were $748.0 million for the third quarter 2004, an increase of $68.8 million, or 10.1%, from $679.2 million for the third quarter 2003.
This increase in retail sales was primarily due to the effect of three acquired store groups, consisting of 15 additional stores in total, which operated under the Company's ownership during all or part of the third quarter 2004 but were not operated by the Company for the third quarter 2003 (collectively, the "15 Acquired Stores"). The 15 Acquired Stores contributed approximately $43.2 million to the third quarter 2004 retail sales increase. As of October 2, 2004, Roundy's operated 126 retail grocery stores including 65 Pick 'n Save stores, 30 Copps Food Stores ("Copps") and 31 Rainbow Foods ("Rainbow") stores.

Same-store sales at the Company's retail stores (including the results of Pick 'n Save-licensed stores operated by their prior owners in 2003) improved 1.8% over the comparable thirteen-week period of 2003.

Wholesale sales were $823.0 million for the third quarter 2004, a decrease of $21.3 million, or 2.5%, from $844.3 million for the third quarter 2003. This decrease was primarily attributable to lost business associated with the closure of the Company's Eldorado, Illinois and Evansville, Indiana distribution facilities (the "Southern Division") in early September 2004.

Gross Profit
Gross profit was $251.0 million for the third quarter 2004, an increase of $11.0 million, or 4.6%, from $240.0 million for the third quarter 2003. Gross profit, as a percentage of net sales and service fees, for the third quarter 2004 and 2003 was 21.2% and 20.8%, respectively. The increase in gross profit and gross profit percentage for the quarter was primarily due to the growth of the Company's retail segment, which has a higher gross profit percentage than its wholesale segment. Retail sales for the third quarter 2004 represented 63.3% of net sales and service fees compared with 58.9% for the third quarter 2003. The increase in retail sales concentration was primarily due to the 15 Acquired Stores. Retail gross profit, as a percentage of retail net sales and service fees, was 25.1% and 25.4% for the third quarter of 2004 and 2003, respectively. The decrease in retail gross profit percentage was attributable to (1) increased promotional activity to support and drive continued sales growth and (2) higher levels of inventory shrink. Third quarter 2004 wholesale gross profit, as a percentage of wholesale net sales and service fees, was 8.6% compared with 8.8% in the third quarter 2003. The decrease in wholesale gross profit percentage was primarily due to an increased concentration of lower-margin sales to certain of the Company's larger customers.

Operating and Administrative Expenses
Operating and administrative expenses were $217.1 million for the third quarter 2004, an increase of $14.3 million, or 7.0%, from $202.8 million for the third quarter 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 18.4% for the third quarter 2004 compared with 17.6% for the third quarter 2003. The percentage increase was primarily attributable to the growth of the Company's retail segment, which has a significantly higher ratio of operating costs to sales than the Company's wholesale segment. Retail operating and administrative expenses increased to 22.1% of retail sales for the third quarter 2004 compared with 21.9% for the third quarter 2003. The increase was primarily due to increased depreciation expense attributable to a higher depreciable asset base. Wholesale operating and administrative expenses decreased to 5.6% of wholesale sales for the third quarter 2004 compared with 5.8% for the third quarter 2003. This decrease was primarily due to operational and productivity improvements in the Company's wholesale operations, which was partially offset by one-time expenses associated with the Company's close-down of its Southern Division. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $9.1 million for the third quarter 2004 compared with $7.8 million for the third quarter 2003. This increase was primarily due to higher unallocated corporate administrative expenses.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $10.4 million and $10.7 million for the third quarter 2004 and 2003, respectively. The decrease was primarily due to a 50 basis point interest rate reduction effective April 1, 2004 on the Company's term loan.

Income Taxes
Provision for income taxes was $9.8 million for the third quarter 2004, a decrease of $0.6 million from $10.4 million for the third quarter 2003. The effective income tax rate for the third quarter 2004 and 2003 was 42.0% and 40.0%, respectively.

Net Income
Net income was $13.5 million for the third quarter 2004, a decrease of $2.2 million from $15.7 million for the third quarter 2003. This decrease was primarily attributable to increased depreciation expense for the third quarter 2004, as previously discussed. The net income margin was 1.2% and 1.4%, respectively, for the third quarter 2004 and 2003.


Thirty-nine Weeks Ended October 2, 2004 compared with Thirty-nine Weeks Ended September 27, 2003

Net Sales and Service Fees
Net sales and service fees totaled $3,606.4 million for the nine months ended October 2, 2004, an increase of $560.2 million, or 18.4%, from $3,046.2 million for the nine months ended September 27, 2003. Retail sales were $2,233.9 million for 2004, an increase of $562.8 million, or 33.7%, from $1,671.1 million in 2003. This increase in retail sales was primarily due to the effect of seven acquired store groups, consisting of 62 additional stores, in total, which operated under the Company's ownership during all or part of the thirty-nine weeks ended October 2, 2004, but were not operated by the Company for the entirety of the comparable prior year period (collectively, the "62 Acquired Stores"). The 62 Acquired Stores include the 15 Acquired Stores described in the discussion of Net Sales and Service Fees for the Thirteen Weeks Ended October 2, 2004. The 62 Acquired Stores contributed approximately $505.5 million to the year-to-date 2004 retail sales increase.

Year-to-date 2004 same-store sales at the Company's retail stores (including the results of Pick 'n Save licensed stores operated by their prior owners) improved 2.4% over the comparable thirty-nine week period of 2003.

Wholesale sales were $2,541.9 million for the nine months ended October 2, 2004, an increase of $212.9 million, or 9.1%, from $2,329.0 million in 2003. This increase was primarily due to increased sales to Company-owned stores.

Gross Profit
Gross profit was $765.6 million for 2004, a $148.8 million, or 24.1% increase from $616.8 million in 2003. The gross profit percentage for the same periods of 2004 and 2003 was 21.2% and 20.3%, respectively. The increase in gross profit percentage was primarily due to the growth of the Company's retail segment, which has a higher gross profit percentage than its wholesale segment. Retail sales for the nine months ended October 2, 2004 represented 61.9% of net sales and service fees compared with 54.9% for the same period in 2003. The retail gross profit percentage was 25.1% for 2004 and 2003. Year-to-date 2004 wholesale gross profit percentage was 9.0% as compared with 9.2% in 2003. The decrease in wholesale gross profit percentage was primarily due to an increased concentration of lower margin sales to certain of the Company's larger customers.

Operating and Administrative Expenses
Operating and administrative expenses were $658.5 million for 2004, a $144.0 million, or 28.0% increase from $514.5 million in 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 18.3% for 2004 compared with 16.9% for 2003. The percentage increase as attributable to the 62 Acquired stores and the resulting increased concentration of sales in the Company's retail operating segment in 2004, which has a significantly higher ratio of operating costs to sales than the Company's wholesale operations. Retail operating and administrative expenses increased to 22.2% of retail sales for 2004 compared with 21.4% for 2003. This increase was primarily due to certain of the Acquired Stores, which have higher operating costs as a percentage of sales than the Company's other stores, as well as pre-opening expenses associated with the Kohl's Acquisition. Wholesale operating and administrative expenses decreased to 5.6% of wholesale sales for 2004 as compared with 6.1% for the same period in 2003. This decrease was due to operational and productivity improvements in the Company's wholesale operations.

Interest Expense
Interest expense (excluding amortization of deferred financing costs) was $30.7 million for 2004, a $0.5 million increase from $30.2 million in 2003. This increase was primarily due to the interest component of capitalized leases assumed in connection with the Rainbow Minneapolis Acquisition, partially offset by a 50 basis point interest rate reduction effective April 1, 2004 on the Company's term loan.

Income Taxes
Provision for income taxes was $31.8 million for 2004, an increase of $3.2 million from $28.6 million in 2003. The effective income tax rates for the first nine months of 2004 and 2003 were 42.0% and 40.0%, respectively. The increase in the effective income tax rate was primarily due to a higher state income tax in Minnesota where the Company began operating following the Rainbow Minneapolis Acquisition.

Net Income
Net income was $43.9 million for 2004, a $1.1 million increase from $42.8 million in the prior year. The net income margin was 1.2% and 1.4%, respectively, for 2004 and 2003.

Liquidity and Capital Resources
The Company's cash and cash equivalents totaled $97.6 million at October 2, 2004, compared with $90.0 million at January 3, 2004. Cash flows provided by operating activities were $118.1 million for the 39 weeks ended October 2, 2004 compared with $104.1 million for the 39 weeks ended September 27, 2003. Net cash used in investing activities was $110.0 million for the 39 weeks ended October 2, 2004 compared with $170.7 million for the 39 weeks ended September 27, 2003. The 39 weeks ended October 2, 2004 included business acquisition consideration of $62.9 million, net of cash acquired, related to the Company's acquisition of seven retail grocery stores formerly owned by McAdams, Inc. The 39 weeks ended September 27, 2003 included business acquisition consideration of $132.6 million related to the Rainbow Minneapolis Acquisition, the Kohl's Acquisition, as well as the Company's acquisition of Prescott's Supermarkets, Inc.

Capital expenditures were $48.8 million for the 39 weeks ended October 2, 2004. Capital expenditures consisted primarily of new stores, remodels of newly acquired and existing stores, maintenance of retail stores and the purchase of transportation equipment. Capital expenditures for the full year 2004 are expected to be approximately $80.0 to $90.0 million.

As of October 2, 2004, the Company had a working capital deficit of $4.7 million compared with an $11.8 million surplus at January 3, 2004. The change was due primarily to an increase in income taxes payable and accrued expenses and a decrease in notes and accounts receivable.

The Company is subject to a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There were no outstanding borrowings under the revolving line of credit at October 2, 2004. The term loan is repayable in quarterly installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58.8 million through June 30, 2009. In addition, the Company has issued and outstanding $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes").

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. Failure to comply with these covenants could have a material adverse impact upon the Company's financial condition. The Company was in compliance with its quarterly covenants at October 2, 2004.

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

Forward-Looking Statements
This Form 10-Q filing contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section
21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed in the Company's Annual Report on Form 10-K for the year ended January 3, 2004 filed on March 29, 2004 (SEC File No. 002-94984) under the caption "Item 1. Business - Risk Factors." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable,it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings,including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933
(Registration No. 333-102779).


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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





                                             ROUNDY'S, INC.
                                        -----------------------------------
                                             (Registrant)





Date:     November 12, 2004                  /s/ROBERT A. MARIANO
          -----------------            -----------------------------------
                                       Robert A. Mariano, Chairman of the
                                       Board, Chief Executive Officer and
                                       President
                                       (Principal Executive Officer)








                                             ROUNDY'S, INC.
                                        -----------------------------------
                                             (Registrant)





Date:     November 12, 2004                 /s/DARREN W. KARST
          -----------------            -----------------------------------
                                       Darren W. Karst, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)











                              Roundy's, Inc.
  Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended October 2, 2004

                               EXHIBIT INDEX

The following exhibits to the Quarterly Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                          Description
 -----                         ------------

  2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002 (1)
  2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and
        Roundy's, Inc. (2)
  2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.(3)
  2.4 Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc., The Copps Corporation, Kohl's Food
        Stores, Inc. and The Great Atlantic & Pacific Tea
        Company, Inc. (4)
  2.5 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group,
        Inc., RBF Corp., and Roundy's, Inc. (5)
  2.6 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (6)
  2.7 Asset Purchase Agreement dated July 9, 2004 by and between McAdams, Inc., certain shareholders of McAdams, Inc., Ultra Mart Foods, Inc. and Roundy's, Inc. (7)
  3.1   Roundy's, Inc. Amended and Restated Articles of
        Incorporation(8)
  3.2   Amended and Restated By-Laws of Roundy's, Inc.(9)
  4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee(10)
  4.2   Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior
        Subordinated Notes due 2012(11)
  4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(11)
  4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save
        Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart
        Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8%
        Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012(12)
 10.1   A/B Exchange Registration Rights Agreement dated as of
        June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(13)
 10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers(14)
 10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One,
        Wisconsin, Cooperatieve Centrale Raiffeisen-
        Boerenleenbank B.A., "Rabobank Nederland", New York
        Branch, LaSalle Bank National Association, Associated
        Bank, N.A., Harris Trust and Savings Bank, M&I Marshall
        & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002(15)(16)
 10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents (17)
 10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6,
        2002(18)
 10.6 Consulting Agreement dated July 1, 2002 between the Registrant and Gerald F. Lestina(19)
 10.7 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including
        Messrs. Schmitt and Kitz(20)
 10.8 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz(21)
 10.9 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt(22)
 10.10 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986(23)
 10.11 Declarations page for renewal through May 1, 2004 of Directors and Officers Liability and Corporation Reimbursement Policy(24)
 10.12  Employment Agreement dated June 6, 2002 between
        Registrant and Robert F. Mariano(25)
 10.13  Employment Agreement dated June 6, 2002 between
        Registrant and Darren W. Karst(26)
 10.14 Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000(27)
 10.15 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova(28)
 10.16 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz(29)
 10.17  Confidentiality and Noncompete Agreement dated June 6,
        2002 between the Registrant and Gerald F. Lestina(30)
 10.18 Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002(31)
 10.19 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein &
        Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis
        Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Coinvestors, and certain executive employees of Roundy's, Inc.(32)
 10.20  First Amendment dated October 28, 2002 to Investor
        Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement(33)
 10.21  Second Amendment dated May 12, 2003 to $375,000,000
        Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The
        Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication
        Agent, Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland",
        New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank,
        M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents dated as of June 6, 2002.(34)
 10.22  Third Amendment dated as of March 29, 2004, to
        $375,000,000 Credit Agreement dated as of June 6, 2002
        and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents.(35)
 10.23  Net Lease Agreement dated May 19, 2004 between
        Registrant and Pabst Farms-RDC, LLC (36)
 31.1   Certification of Principal Executive Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 31.2   Certification of Principal Financial Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 32.1   Certification of Principal Executive Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)
 32.2   Certification of Principal Financial Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (FILED
        HEREWITH)

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

(7) Incorporated by reference to Exhibit 2.7 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)

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

(23) Incorporated by reference to Exhibit 10.3 to Registrant's Annual
     Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)

(24) Incorporated by reference to Exhibit 10.11 to Registrant's Annual
     Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)

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

(28) Incorporated by reference to Exhibit 10.30 to Registrant's Annual
     Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)

(29) Incorporated by reference to Exhibit 10.23 to Registrant's
     Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(30) Incorporated by reference to Exhibit 10.25 to Registrant's
     Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)

(31) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)

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

(34) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)

(35) Incorporated by reference to Exhibit 10.22 to Registrant's Annual
     Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)

(36) Incorporate by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)