Form 10-K
period 2005-01-01
ROUNDYS INC
filed 2005-03-25
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 1, 2005
                                   ---------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _______________ Commission file number: 002-94984
                                  ---------
                                 Roundy's, Inc.
                   -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       Wisconsin                                       39-0854535
------------------------------                        ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

      875 E. Wisconsin Avenue
      Milwaukee, Wisconsin                             53202
------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (414)231-5000
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

As of March 25, 2005 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corp. ("RAC"). RAC is controlled by the Willis Stein Funds (as defined in Item 1. BUSINESS) and certain associated investors, and approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                   Roundy's, Inc.
                                     Form 10-K
                      For the fiscal year ended January 1, 2005


                                  TABLE OF CONTENTS


PART I                                                                      Page
                                                                            ----
Item 1.    Business                                                           1

Item 2.    Properties                                                        12

Item 3.    Legal Proceedings                                                 13

Item 4.    Submission of Matters to a Vote of Security Holders               13

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder        13
            Matters and Issuer Purchases of Equity Securities

Item 6.    Selected Financial Data                                           14

Item 7.    Management's Discussion and Analysis of Financial Condition       16
              and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        25

Item 8.    Financial Statements and Supplementary Data                       25

Item 9.    Changes in and Disagreements with Accountants on Accounting       54
              and Financial Disclosure

Item 9A.   Controls and Procedures                                           54

Item 9B.   Other Information                                                 55

PART III

Item 10.   Directors and Executive Officers of the Registrant                55

Item 11.   Executive Compensation                                            59

Item 12.   Security Ownership of Certain Beneficial Owners and Management    62
              and Related Stockholder Matters

Item 13.   Certain Relationships and Related Transactions                    63

Item 14.   Principal Accounting Fees and Services                            64

PART IV

Item 15.   Exhibits and Financial Statement Schedules                        64

SIGNATURES

EXHIBIT INDEX

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact included herein or therein, are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed herein (see "Risk Factors" at the end of Item 1). Although Roundy's, Inc. ("Roundy's', and together with its subsidiaries, the "Company") believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).


ITEM 1.  BUSINESS

Background
The Company's wholesale operations date back to 1872, when Roundy, Peckham & Dexter, a privately owned wholesaling company, was formed. In 1952, Roundy, Peckham & Dexter was sold to certain of its customers and the company was incorporated as Roundy's, Inc. Through the 1970s, Roundy's continued to operate as a retailer-owned cooperative, with food wholesaling operations largely focused in Wisconsin. In the early 1980s, Roundy's initiated a strategic plan to grow the wholesale operations by strategically acquiring food wholesalers both within and around Wisconsin. Roundy's opened the first Pick 'n Save store in 1975 and built a base of Company-owned and operated retail stores throughout the 1980s and 1990s.

From 2000 through 2004, Roundy's embarked on a strategy of further expanding its retail store base through selective acquisitions and organic growth. Today, Roundy's is a leading food retailer in the state of Wisconsin. As of January 1, 2005, the Company owned and operated 125 retail grocery stores, of which 89 are located in Wisconsin, 31 are located in Minnesota and five are located elsewhere in the Midwest. The Company distributes a full line of food and non-food products from five wholesale distribution centers in three Midwestern states, and as of January 1, 2005, provided services to approximately 580 licensee and independent retail locations in Wisconsin and throughout the Midwest. The Company has agreed to sell a portion of its wholesale business; see "Recent Developments" below.

On June 6, 2002, all of the issued and outstanding capital stock of Roundy's was purchased by RAC from its former owners. This purchase is referred to throughout this report as the "Transactions."

RAC is a corporation formed at the direction of Willis Stein & Partners III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. 89% of RAC's common and preferred stock is owned by investment funds controlled by Willis Stein (the "Willis Stein Funds") and certain associated equity investors. The remaining RAC common and preferred stock is owned by certain members of management (see "ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters"), including Messrs. Mariano and Karst (who purchased RAC stock in connection with the Transactions - see ITEM
13. Certain Relationships and Related Transactions - Equity Arrangements) and Messrs. Fryda and Rosanova and Ms. Michel.


Retail Operations
As of January 1, 2005, the Company operated 125 Company-owned retail grocery stores primarily under the Pick 'n Save, Copps and Rainbow Foods banners. Over the past four years, the Company has grown its retail operations through several selective retail store acquisitions in the Company's existing and contiguous markets. As a result, the number of Company-owned stores has increased from 64 at the end of 2002 to 126 as of March 25, 2005.


                                                            Fiscal Year Ended
                                           As of           ---------------------
                                      March 25, 2005        2004    2003    2002
                                      --------------        ----    ----    ----
Pick 'n Save format stores                68                 65      52      39
Copps format stores                       26                 29      32      25
Rainbow Foods format stores               32                 31      31
                                         ---                ---     ---      --
   Total Company-owned stores            126                125     115      64
                                         ===                ===     ===      ==

As of January 1, 2005, the Company's retail stores were located in Wisconsin
(89), Minnesota (31), Michigan (two), Ohio (two) and Illinois (one). The Company's stores range in size from 25,900 to 130,000 square feet. The Company has agreed to sell its two Pick 'n Save format stores located in Ohio; see "Recent Developments" below.

Approximately half of the Pick 'n Save, Copps and Rainbow Foods stores are combination food and drug stores, offering all of the products and services typically found in a traditional supermarket as well as a pharmacy, a broad line of health and beauty care products, in-store banks and a large selection of seasonal merchandise. During fiscal years 2004, 2003 and 2002 the stores (including stores operated while under previous ownership) experienced annual same-store sales growth of 1.4%, 2.4% and 1.5%, respectively.

The Company has focused on leveraging its strong brand names, high level of customer service, high quality perishables and strategically located stores, to increase market share. The Company believes the Pick 'n Save banner maintains the number one market share position in the Milwaukee metropolitan area. Additionally, through the Pick 'n Save and Copps banners, the Company believes it also maintains the number one market share position in several other large Wisconsin markets, including Madison, Appleton, Racine, Fond du Lac, Oshkosh, West Bend and Kenosha. The Company believes the Rainbow banner maintains the number two market share position in the Minneapolis/St. Paul metropolitan area.

Pick 'n Save. In addition to the 65 Company-owned stores, the Company also licenses the Pick 'n Save brand name to independent retailers operating 36 locations. The Company's Pick 'n Save format stores are located primarily in Wisconsin (62) and are generally large, modern and situated in high traffic areas. These stores are operated as high-volume, value-oriented retail grocery stores that seek to provide customers with the lowest tape total in their respective markets. This value-oriented strategy is uniquely complemented by a broad assortment of high quality perishables and a focus on providing the same level of customer service and variety found in traditional supermarkets. For example, 27 Pick 'n Save stores have full-service pharmacies the majority of which are operated by third-party pharmacies, 49 have in-store banks that are leased and operated by third-party financial institutions, and substantially all have full-service deli, meat and bakery departments. The Pick 'n Save format stores also carry approximately 2,000 private label products primarily under the "Roundy's" label.

Copps. The Company's 29 Copps format stores operate primarily in Wisconsin. The majority of the Copps stores operate as combination food and drug stores, with the remainder operated as traditional supermarkets. The Company believes that the Copps stores have developed a reputation within their respective markets for providing a high level of customer service and high quality perishables. In addition, the Copps stores operate under a promotion-driven pricing strategy through weekly advertising circulars. The Company's Copps stores provide an extensive range of services in a modern and attractive store environment. In addition, 17 of the Copps stores have full-service pharmacies operated by a third-party pharmacy chain and most stores have ATM machines and/or in-store banks.

Rainbow Foods. The Company acquired 31 Rainbow Foods stores in the greater Minneapolis/St. Paul metropolitan area from Fleming Companies, Inc. ("Fleming") in June 2003. The majority of the Rainbow Foods stores are operated as combination food and drug stores, with the remainder operated as traditional supermarkets. Rainbow Foods stores seek to provide strong perishable department offerings and competitive prices across all departments. These stores also offer a broad range of services, including full-service, Company-operated pharmacies in 19 stores and ATM machines and/or in-store banks in the majority of the stores.

Wholesale Operations
The Company's wholesale operations sell and distribute a broad range of food and non-food products to (i) Company-owned retail stores; (ii) licensed Pick 'n Save stores; and (iii) independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

From five strategically-located wholesale distribution centers in Wisconsin (3), Indiana (1) and Ohio (1), the Company supplies over 30,000 products to approximately 580 licensee and independent retail locations in addition to its Company-owned stores. In September 2004, the Company closed its distribution centers located in Eldorado, Illinois and Evansville, Indiana (the "Southern Division") and consolidated a portion of this business into its Lima, Ohio distribution center. The Company also recently agreed to sell its Westville, Indiana and Lima, Ohio distribution centers and their related operations, which currently serve approximately 500 of the Company's 580 independent retail customers. See "Recent Developments" below.

The Company is a full-service distributor with a broad product line that includes dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and nonfood products offered under both national brands and private labels, including the Company's "Roundy's" label. The five wholesale distribution centers aggregate approximately 3.1 million square feet, approximately 79% of which the Company owns. On average, the distribution centers serve a geographic radius of approximately 250 miles and most customers are within approximately 125 miles of the primary distribution center serving them. The Company's distribution network is supported by a modern fleet of 223 tractors, 711 trailers and four delivery trucks. The average age of the tractors and trailers is three years and five years, respectively.

Customers Served. The Company's wholesale segment distributes to (i) 125 Company-owned stores; (ii) 36 licensed Pick 'n Save stores; and (iii) approximately 545 independent retail locations. Roundy's is the primary supplier for all of the Company-owned stores and licensed Pick 'n Save stores and the Company believes that the majority of its independent retail customers also use the Company as their primary supplier. The following chart illustrates the percentage of the Company's net wholesale sales sold to each customer group:

               Customer Type                         Fiscal Year Ended
                                              --------------------------------
                                                2004        2003          2002
                                              --------      -----        ------
Company-owned stores                            47.9%       42.3%         32.4%
Licensed Pick 'n Save stores                    14.1        16.1          22.3
Independent retailers                           38.0        41.6          45.3
                                              -------      ------       -------
   Total                                       100.0%      100.0%        100.0%
                                              =======      ======        ======

The Company believes it has a balanced wholesale customer base that ranges from small, conventional grocery store operators to large, modern superstores. The majority of its customers are independent, conventional food retailers operating one or more stores. As of January 1, 2005, approximately 75 of the customers operated more than one retail food store. However, the majority of the Company's wholesale net sales are derived from sales to Company-owned stores and to licensed Pick 'n Save stores. The Company believes that this diversification of its wholesale customer base, including the concentration of sales in its Company-owned stores, provides it with a wholesale revenue stream that is not dependent upon any single customer or group of customers. In addition, the Company believes it has been successful at building long-term relationships with its broad base of customers. In Fiscal 2004 and Fiscal 2003, the Company's largest independent customer accounted for approximately 5.2% and 5.0%, respectively, of the Company's net wholesale sales.

The Company has long-term license and supply contracts in place with approximately 134 of the retail locations that it serves, which corresponds to approximately $0.8 billion, or 24.3%, of its total wholesale net sales for Fiscal 2004. These license and supply contracts contain numerous provisions that serve to strengthen customer relationships, including, in many cases, (i) license of the Pick 'n Save banner; (ii) sublease of the real property and associated buildings; (iii) long term duration (current remaining average duration of over five years); (iv) minimum purchase amounts; (v) the supply of the Company's private labels and (vi) the Company's right of first refusal to purchase licensed Pick 'n Save locations. As a result of the license and supply agreements in place with several of its customers, the Company believes that it has created strong economic incentives for both its licensed customers and its other independent customers under supply contracts to maintain their relationship with and maximize their purchases from the Company.

Licensees. In addition to Company-owned stores, the Company also licenses the Pick 'n Save brand name to 36 independent retail stores located primarily in Wisconsin. Under the terms of each licensing agreement, the Company allows the licensees to use the Pick 'n Save banner free of charge in exchange for entering into license and supply agreements in which the licensees agree to purchase a majority of their product requirements from the Company.

Products. The Company offers customers over 30,000 products across seven different primary product categories, including dry grocery, frozen food, fresh produce, meat, dairy products, bakery goods and non-food products. The Company sells most nationally advertised brands as well as numerous products under its private and controlled labels.

Private Labels. Private and controlled labels include Roundy's and IGA. The Company developed the Roundy's brand private label in the late 1800s, and today, the label consists of over 2,000 items. The Company attempts to position these items as being of equal or better quality than the comparable branded product, but offered at a lower price. Roundy's is the primary private label in the Company-owned Pick 'n Save and Rainbow Foods stores and substantially all of the Company's independent retail customers' stores. IGA is the primary private label in the Copps format stores.

Procurement. The Company believes it has developed economies of scale and substantial purchasing power with respect to its suppliers. The Company believes that its ability to procure products at the best available prices provides it with a competitive advantage by allowing it to sell its merchandise to customers at competitive prices.

The Company conducts product procurement at both corporate and divisional levels depending on the type of product. Products that are based on local market demand/preferences are typically procured at the divisional level. Other products such as milk, bread, spices, ice cream and certain meats, as well as private label products, are purchased centrally. The Company intends to further centralize the procurement functions at the corporate level which it believes will enable it to be more efficient. The Company purchases products from numerous vendors, with no vendor representing more than approximately 7% of total purchases in Fiscal 2004 or Fiscal 2003.

Capital Investment in Customers. The Company occasionally leases equipment to retailers, provides capital to qualified customers through secured loans and becomes primarily or secondarily obligated under customer store leases. In making credit and investment decisions, the Company considers many factors, including estimated return on capital and assumed risks and benefits (including its ability to secure long-term supply contracts with these customers).

o Secured Loans and Lease Guarantees. The Company selectively makes loans to customers for store expansions or improvements. The Company has a corporate finance committee that carefully analyzes each loan application according to strict written standards. These loans are typically secured by inventory and store fixtures, have personal guarantees, bear interest at rates above the prime rate and are for terms of one to ten years. The Company's portfolio of loans to its wholesale customers had an aggregate balance of approximately $2.9 million at January 1, 2005 and approximately $4.4 million at January 3, 2004. In addition, the Company occasionally guarantees loans and lease obligations for certain of its customers. As of January 1, 2005, the Company guaranteed approximately $0.2 million of a lease obligation of one of its independent retail customers.

o Store and Equipment Leases. On an individual basis, the Company occasionally subleases store sites and equipment to qualified customers, generally at a premium to its cost of the primary lease. This enables these customers to be more economically competitive with larger grocery store chains and allows them to bid on store sites at favorable rates.
       In exchange, the Company receives tangible benefits from these activities as it requires customers to direct a majority of its purchasing activities to its wholesale operations during the term of the sublease, and the Company gains a right of first refusal on the store in the event it is sold. In Fiscal 2004, 2003 and 2002, the Company received aggregate sublease rental income of $20.0 million, $17.4 million and $21.7 million, respectively, from a diverse group of Pick 'n Save licensees and independent customers.

Competition
The retail grocery and wholesale food distribution industries are highly competitive. In order to compete effectively, the Company must have the ability to meet fluctuating competitive market prices, provide a wide variety of perishable and nonperishable products, deliver product promptly and efficiently and provide the related services which are required by modern supermarket operations.

The Company competes with companies having greater financial resources than it, including regional and national grocery retailers and wholesalers as well as a number of other businesses that market their products directly to retailers. The Company's wholesale customers also compete at the retail level with several chain store organizations that also have integrated wholesale and retail operations. The Company's competitors range from small local businesses to large national businesses. The Company's success is in large part dependent upon the ability of its Company-owned retail stores and wholesale customers to compete with larger grocery store chains.

In competing for retail customers, emphasis is placed on quality and assortment of products, competitive prices and in-stock product positions. In addition, in competing for wholesale customers, emphasis is placed on competitive product cost and service fees, as well as reliable and timely deliveries. The Company's success in the wholesale food industry is dependent upon the success of its retail store customers who are also engaged in a competitive, low profit margin industry.

Employees
As of January 1, 2005 the Company had 21,855 employees, including 10,123 full-time employees and 11,732 part-time employees. The following table illustrates the approximate allocation of the Company's employees by functional area as of January 1, 2005:

                                                        Number
                                                          of           % of
Area                                                  Employees        Total
----                                                  ---------        -----
Executive, administrative and clerical                  1,829           8.4%
Warehouse, processing and drivers                       1,433           6.5
Retail operations                                       6,861          31.4
Part-time employees in all areas                       11,732          53.7
                                                       ------         ------
   Total                                               21,855         100.0%
                                                       ======         ======

Approximately 9,000, or 41%, of the Company's employees are covered by 30 collective bargaining agreements (typically having three to four-year terms) negotiated with several different local unions. Approximately 500 unionized employees are working under contracts that will expire during 2005 and the remaining employees are under contracts that will expire in 2006 through 2009. The Company believes that its relationships with its employees are good; therefore, the Company does not anticipate difficulty in renegotiating these contracts. Some of these employees work at the Company's facilities in Indiana and Ohio; see "Recent Developments," below.

Management Information Systems
The Company maintains what it believes to be state-of-the-art management information systems in order to realize greater operating efficiencies and customer service and to minimize its cost of operations. The Company believes that the installation of buying, inventory tracking and receiving systems has resulted in significant cost savings.

The Company has installed what it believes to be state-of-the-art inventory tracking systems in each of its wholesale divisions. Through the use of these systems, the Company can monitor and control the flow of inventory in its warehouses from delivery to dispatch. While in the warehouse, the system can identify both the location and quantity of inventory and can formulate the most efficient route for the product to be pulled to fill a customer order. As a result of the implementation of these systems, the Company has reduced warehouse shrinkage, inventory spoilage and delivery scratch rates, all of which have helped to increase overall profitability.

Trade Names, Service Marks and Trademarks
The Company uses a variety of trade names, service marks and trademarks. The Company owns the Pick 'n Save name and licenses it to retailers operating 36 stores. These licensees pay no licensing fees and substantially all have executed a license and supply agreement which requires them to purchase the majority of their products from the Company. The Company also has several trademarks, which include Roundy's, Pick 'n Save, Copps and Rainbow.

Government Regulation
The Company is subject to regulation by a variety of governmental agencies, including, but not limited to the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and other agencies. The Company's distribution and retail facilities are subject to various federal, state and local workplace regulations including, but not limited to, the laws, rules and regulations pertaining to liquor licensing. Failure to comply with all applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls, seizures and criminal sanctions, which could have a material adverse effect on the Company's business, financial condition and results of operations. However, compliance with current or future laws or regulations could require the Company to make material expenditures or otherwise adversely affect the way the Company operates its business and its results of operations and financial condition.


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

RECENT DEVELOPMENTS
In January 2005 the Company began shipping certain products from its new 1.1 million square foot distribution center in Oconomowoc, Wisconsin. This new facility will replace the Company's owned and leased facilities in Wauwatosa, Wisconsin, and will become the primary distribution center for Roundy's retail operations in southeastern Wisconsin. This new facility will also supply certain of the Company's independent retail customers in Wisconsin. The new facility was necessitated by the growth of the Company's retail operations over the past several years and positions Roundy's to continue to grow its retail operations and independent distribution business in the Upper Midwest. The move to the Oconomowoc distribution center will continue throughout the first quarter of 2005 and the facility is expected to become fully operational in April 2005 when the Company completes the transition of perishable departments. See Note 8 to the Notes to Consolidated Financial Statements appearing elsewhere in this Report.

On February 24, 2005, the Company signed a definitive agreement to sell (i) two distribution centers located in Lima, Ohio and Westville, Indiana and the related operations of these distribution centers and (ii) two Pick 'n Save format stores located in Ohio to Nash-Finch Company ("Nash Finch") for approximately $226 million in cash, subject to certain post closing adjustments. The closing of the transaction is subject to customary conditions, including governmental approvals. The transaction is expected to close within thirty to sixty days from the date of the asset purchase agreement. The assets to be sold consist primarily of inventory, accounts receivable, land, buildings and equipment. Upon consummation of the sale, the Company expects to recognize a gain on the sale of discontinued operations, net of applicable taxes and will report such operations as discontinued operations in the Company's statements of income. As of January 1, 2005, the Lima, Ohio and Westville, Indiana distribution centers served approximately 500 of the Company's 580 independent retail customers. For the fiscal year ended January 1, 2005, the Lima, Ohio and Westville, Indiana distribution centers had revenues from wholesale operations of approximately $941.4 million. See Note 13 to the Consolidated Financial Statements of the Company appearing under ITEM 7 of this Report. As of January 1, 2005, the Lima, Ohio and Westville, Indiana distribution centers and the two Pick 'n Save format stores in Ohio had approximately 1,150 employees.

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

Factors that could cause actual results to differ materially from those contemplated include:

Highly competitive industry
---------------------------
The retail grocery and wholesale food distribution industries are highly competitive and characterized by relatively high inventory turnover at relatively low profit margins. A significant portion of the Company's sales are made at prices based on the cost of products it sells plus a percentage markup. As a result, the Company's profit levels may be negatively impacted if it is forced to respond to competitive pressure by reducing prices.

This level of competition has caused the retail and wholesale grocery industry to undergo changes as participants seek to lower costs, further increasing pressure on the industry's already low profit margins. In addition to price competition, food retailers compete with regard to quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal. Similarly, food wholesalers compete with regard to quality, breadth and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services provided. As a result of these pressures, alternative format food stores such as warehouse stores and supercenters, benefiting from concentrated buying power and low-cost distribution technology, have increasingly gained market share at the expense of traditional supermarket operators, including independent operators, some of whom are the Company's customers. The market share of such alternative format stores is expected to grow in the future. Another result of these pressures can be seen in vendors increasingly directing their efforts to large retail supermarket chains that are capable of purchasing directly from producers and distributing products to their supermarkets for sale to consumers. The Company believes that these changes have contributed to lower profitability levels for many of its customers.

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

Growth management and integration of the Company's acquisitions
---------------------------------------------------------------
As part of the Company's long-term strategy, the Company intends to pursue strategic acquisition opportunities in the retail grocery store industry in and around its existing primary market of Wisconsin. The Company has engaged in and continues to engage in evaluations and discussions with respect to potential acquisitions.

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

Loss of the services of any member of senior management could adversely affect
-------------------------------------------------------------------------------
the Company's business
----------------------
The Company depends on the services of its senior management team. The loss or interruption of the continued full-time services of certain key personnel including Robert A. Mariano, Chairman, President and Chief Executive Officer, and Darren W. Karst, Executive Vice President and Chief Financial Officer, could have a material adverse effect on the Company's business and there can be no assurance that it will be able to find replacements with equivalent skills or experience at acceptable salaries. The Company does not maintain key man life insurance for any of the members of its senior management team other than Robert
A. Mariano and it does not have employment agreements with any members of its senior management team other than Robert A. Mariano, Darren W. Karst, Gary L. Fryda and Donald S. Rosanova.

Labor
-----
Approximately 41% of the Company's employees in its retail and wholesale operations are covered by collective bargaining agreements. The Company's relations with the unionized portion of its workforce may not remain positive and its workforce may initiate a strike, work stoppage or slowdown in the future. In the event of such an action, the Company's business, financial condition and results of operations could be negatively affected, and it may not be able to adequately meet the needs of its customers utilizing its remaining workforce. In addition, the Company may have similar actions with its non-unionized workforce.

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

Lack of supplier long-term contracts
------------------------------------
Suppliers may not provide the food products and supplies the Company needs in the quantities requested for a variety of reasons such as job actions or strikes by their employees and transportation interruptions. Similarly, because the Company does not control the actual production of the products it sells, it is also subject to delays caused by interruptions in production based on conditions outside of its control including weather, crop conditions and catastrophic events. The Company's inability to obtain adequate supplies of its food products as a result of any of the foregoing factors, or otherwise, could mean that the Company might not be able to fulfill its obligations to its customers, and as a result, the Company's customers may turn to other distributors.


Exposure to product liability claims and adverse publicity
----------------------------------------------------------
The packaging, marketing and distribution of food products purchased from others entail an inherent risk of product liability, product recall and resultant adverse publicity. Such products may contain contaminants that may be inadvertently redistributed by the Company. These contaminants may, in certain cases, result in illness, injury or death if the contaminants are not eliminated by processing at the food service or consumer level. Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims. Such claims may be asserted against the Company and it may be obligated to perform such a recall in the future. If a product liability claim is successful, the Company's insurance may not be adequate to cover all liabilities it may incur, and the Company may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, if at all. The Company generally seeks contractual indemnification and insurance coverage from parties supplying its products, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party, and their insurance carriers, if any, as well as the insured limits of any insurance provided by suppliers. If the Company does not have adequate insurance or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on its ability to successfully market its products and on the Company's business, financial condition and results of operations. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that the Company's products caused illness or injury could have a material adverse effect on its reputation with existing and potential customers and or the Company's business, financial condition and results of operations.

Government regulation
---------------------
The Company is subject to various federal, state and local laws and regulations; see the discussion above in Item 1. Business under the caption "Government Regulation." The Company's failure to comply with such laws and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental regulation
------------------------
The Company is subject to stringent federal, state and local laws, regulations and ordinances; see the discussion above in Item 1. Business under the caption "Environmental Regulation." The Company's failure to comply with such laws and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.


Vulnerability to certain national and regional events, trends and conditions
----------------------------------------------------------------------------
The food industry is sensitive to national and economic conditions. The Company's results of operations also are sensitive to, and may be materially adversely impacted by, among other things, competitive pricing pressures, vendor selling programs, increasing interest rates and food price deflation. One or more of these factors may have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, as the Company's operations are concentrated in Wisconsin and, to a lesser extent, elsewhere in the Midwest, increased competition in this region from other national and regional supermarket chains, warehouse club stores, discount stores and other local retailers, changes in local consumer preferences, inclement weather or a general economic downturn in the region could materially adversely affect the Company's sales, lead to lower earnings or losses and materially adversely affect the Company's future growth and operations.

Effect of Inflation
-------------------
The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the food retail and distribution industry, the Company has generally been able to maintain gross profits by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining market share. The Company does not believe that inflation had a material affect on the results or operations during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Principal stockholders may have interests that conflict with the interests of
------------------------------------------------------------------------------
the Company's noteholders
-------------------------
The Willis Stein Funds and associated investors own approximately 89% of the equity of RAC, the Company's parent corporation. Under the terms of a security holders agreement, all of the stockholders of RAC have agreed to vote in favor of those individuals designated by the Willis Stein Funds to serve on the board of directors of RAC and Roundy's, Inc. and the Willis Stein Funds have the right to appoint a majority of the directors. As a result, the Willis Stein Funds have the ability to control the policies and operations of the Company. Circumstances may occur in which the interests of the Willis Stein Funds, as the principal stockholders of the parent, could be in conflict with the interests of holders of the Company's $300 million 8 7/8% Senior Subordinated Notes due 2012 (the "Notes"). In addition, equity investors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the Notes.

                              AVAILABLE INFORMATION
                              ---------------------
The Company is subject to the periodic reporting requirements of the Exchange Act. The Company has agreed that, whether or not required to do so by the rules and regulations of the SEC, as long as any of the Notes remain outstanding, the Company will furnish to the holders of the Notes and file with the SEC, unless the SEC will not accept the filing, (1) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and Form 10-K and (2) all current reports that would be required to be filed with the SEC on Form 8-K if the Company was required to file such reports. A copy of any of the reports filed with the SEC can be obtained from the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed with the SEC will be available on the SEC's web site at http://www.sec.gov. As long as the Notes remain outstanding, the Company has agreed to make available to any prospective purchaser or beneficial owner of the Notes in connection with any sale of the Notes, the information required by Rule 144A(d)(4) under the Securities Act.


ITEM 2.  PROPERTIES

The Company's principal executive offices are located in leased facilities in Milwaukee, Wisconsin. The Company's 15-year lease is for approximately 115,000 square feet of office space. The Company's former corporate headquarters building, located in Pewaukee, Wisconsin and owned by the Company, was sold on March 15, 2005 for approximately $4.3 million.

As of January 1, 2005, the Company conducted distribution activities in the following warehouses:



                           Approximate
                             Square       Type of
Location                     Footage      Interest      Products Distributed
--------                   ------------   --------      --------------------
Wauwatosa, Wisconsin         784,000      Owned         All product lines,
                             310,000      Leased (1)    except non-food products

Mazomanie, Wisconsin         225,000      Leased        Dry groceries and
                                                        non-food products

Stevens Point, Wisconsin     446,000      Owned         All product lines,
                                                        except non-food products

Westville, Indiana           656,000      Owned(2)      All product lines,
                                                        except non-food products

Lima, Ohio                   515,000      Owned(2)      All product lines,
                             118,000      Leased(3)     except produce and
                                                        non-food products


(1)      Leases ending April 30, 2005 and September 30, 2005.
(2) The Company has agreed to sell its distribution centers located in Westville, Indiana and Lima, Ohio. See the discussion above in Item 1. Business under the caption "Recent Developments."
(3) Lease ending December 31, 2005. The Company may extend this lease, at its option, for one, one-year period.

In January 2005 the Company began shipping certain products from its new 1.1 million square-foot distribution center in Oconomowoc, Wisconsin. This new facility will replace the Company's facilities in Wauwatosa, Wisconsin. See the discussion above in Item 1. Business under the caption "Recent Developments."

In addition to the above, as of January 1, 2005, the Company operated 125 retail grocery stores, ranging from 25,900 to 130,000 square feet. These facilities are primarily occupied by the Company under leases with primary terms ending from 2005 to 2024. Of these stores, only two have leases that expire prior to December 31, 2005.

The Company believes its current properties are well maintained and, in general, are adequately sized to house existing operations. All of the Company's owned properties are subject to liens under its senior credit facility.

Transportation
--------------
As of January 1, 2005, the Company's primarily owned transportation fleet for distribution operations consisted of 223 tractors, 711 trailers and four delivery trucks. In addition, the Company owns or leases 36 automobiles and 38 vans.

Computers
---------
The Company owns most of its computer and related peripheral equipment. The computers are used for inventory control, billing and all other general accounting purposes. The Company believes that its computer systems are adequate for the Company's operations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations. The litigation with a former Company employee was resolved in the fourth quarter of 2004 without any liability on the part of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2005, RAC, Roundy's sole shareholder, acting by consent resolution, elected J. Landis Martin as a director of Roundy's.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the Company's common stock is held by RAC and there is no established public trading market therefor. Prior to the consummation of the Transactions on June 6, 2002, the Company was operated as a cooperative and had a history of paying patronage dividends to its stockholders who were members of the cooperative. On June 6, 2002, the Company entered into a Credit Agreement that contains various restrictive covenants which prohibit it from declaring or paying any dividends. The Company has paid no dividends since entering into the Credit Agreement and its ability to pay dividends in the future is subject to restrictions under the terms of its Credit Agreement and the indenture governing its Notes.

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

For purposes of financial comparisons, the results of operations for the period from June 7, 2002 to December 28, 2002 will be combined with the results of operations of the Company for the period from December 30, 2001 to June 6, 2002. For purposes of the financial statement presentation, the Predecessor Company refers to the Company prior to the consummation of the Transactions and Successor Company refers to the Company after the consummation of the Transactions.

(Dollars in thousands)                                 Successor                                     Predecessor
                                     -------------------------------------------  ------------------------------------------------
                                             Fiscal Year                                                        Fiscal Year
                                     ------------------------    June 7, 2002 to  December 30, 2001       ------------------------
                                        2004         2003      December 28, 2002   to June 6, 2002          2001          2000
                                     ----------    ----------   -----------------   ------------------   ---------     ----------

Statement of Income Data(1):
Revenues:
Net sales and service fees(2) (4)    $4,774,170    $4,348,220     $2,063,454         $1,549,867         $3,367,273    $2,913,703
Other-net(3)                              3,154         2,188          1,207                694              2,057         7,174
                                     ----------    ----------     ----------         ----------         ----------    ----------
                                      4,777,324     4,350,408      2,064,661          1,550,561          3,369,330     2,920,877
                                     ----------    ----------     ----------         ----------         ----------    ----------

Costs and Expenses:
Cost of sales(2) (4)                  3,742,491     3,466,316      1,694,946          1,274,424          2,802,889      2,497,374
Operating and administrative(4)         885,415       746,569        314,897            236,631            497,337        367,041(5)
SARs and other termination costs(6)                                                       7,400
Interest                                 44,100        45,573         21,015             13,765             18,784         15,864
                                      ----------    ---------     ----------         ----------         ----------     ----------
                                      4,672,006     4,258,458      2,030,858          1,532,220          3,319,010      2,880,279
                                      ---------     ---------     ----------         ----------         ----------     ----------

Income before patronage dividends       105,318        91,950         33,803             18,341             50,320         40,598
Patronage dividends(7)                                                                                       8,681          5,035
                                      ---------     ---------     ----------         ----------         ----------     ----------
Income before income taxes              105,318        91,950         33,803             18,341             41,639         35,563
Provision for income taxes(8)            44,724        37,302         13,345              7,413             15,855(9)      14,458
                                     ----------     ----------    ----------         ----------         ----------     ----------
Net income                           $   60,594    $   54,648     $   20,458         $   10,928         $   25,784     $   21,105
                                     ==========    ==========     ==========         ==========         ==========     ==========
Other Financial Data:
Cash provided by (used in):
  Operating activities               $  164,015    $  159,515     $   76,538         $   44,844         $   76,271     $   80,950
  Investing activities                 (146,523)     (203,983)      (605,503)            (9,285)          (105,385)      (151,778)
  Financing activities                   (1,757)       (5,304)       668,743            (48,674)            34,737         42,335
Depreciation and amortization            67,360        52,878         32,588             18,670             44,114         30,738
Capital expenditures                     90,414        57,654         22,654             10,642             32,614         37,706

Balance Sheet Data (at end of period):
Working capital                      $   28,352    $   11,754     $   94,622                            $   24,940     $   38,771
Total assets                          1,571,354     1,530,390      1,370,754                               794,510        662,372
Total debt and capital lease
  obligations                           600,678       601,979        562,785                               228,548        174,402
Shareholder's equity                    450,200       389,606        334,958                               170,492        150,521
Shareholder's equity including
  redeemable stock                      450,200       389,606        334,958                               179,736        160,669


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

(3)  Includes insurance settlement gains of $3.3 million in fiscal 2000.

(4) In fiscal 2003, the Company adopted Emerging Issues Task Force No. 02-16 ("EITF 02-16"), "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." Accordingly, certain vendor-funded advertising and other allowances were reclassified in the 2003 consolidated statements of income and prior periods have been consistently reclassified. Specifically, vendor reimbursements previously classified as offsets to advertising and other expenses, have now been reflected as reductions in cost of sales pursuant to EITF 02-16. Accordingly $44.9 million, $18.3 million, $13.4 million, $29.2 million and $26.4 million of such reimbursements for Fiscal 2003, the period from June 7, 2002 to December 28, 2002, the period from December 30, 2001 to June 6, 2002, Fiscal 2001 and Fiscal 2000, respectively, have been classified as a reduction in cost of sales with a corresponding increase in operating and administrative expenses.

     The 2004 and prior financial statements, after the following reclassification, reflect the distinction between manufacturer's paper coupons and electronic coupon programs negotiated between the Company and the manufacturer, based on the guidance of EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). Pursuant to EITF 03-10, reimbursements from manufacturers for the Company's electronic coupon programs should be reflected as a reduction of cost of sales. Accordingly, $46.4 million, $32.9 million, $13.1 million, $9.6 million, $20.5 million and $16.3 million have been reflected as reductions to net sales and service fees and cost of sales for Fiscal 2004, Fiscal 2003, for the period from June 7, 2002 to December 28, 2002, for the period from December 30, 2001 to June 6, 2002, Fiscal 2001 and Fiscal 2000, respectively, to reflect such a presentation.

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

(7) Prior to the Transactions, a significant portion of the Predecessor Company's common stock was beneficially owned by the owners of 99 retail grocery stores serviced by the Predecessor Company. These former stockholders received patronage dividends from the Predecessor Company based on the level of their wholesale purchases from the Predecessor Company. The Predecessor Company was obligated by its by-laws to pay a patronage dividend to its former stockholders out of and based on the net earnings from wholesale business done by the Predecessor Company with such former stockholders in any fiscal year.

(8) Prior to the Transactions, the Predecessor Company historically operated a portion of its wholesale business on a cooperative basis, and therefore determined its federal income tax liabilities under Subchapter T of the Internal Revenue Code, which governs the taxation of corporations operating on a cooperative basis. Under Subchapter T of the Internal Revenue Code, patronage dividends were deducted by the Predecessor Company in determining its taxable income, and were generally taxable to the Predecessor Company's former stockholders for federal income tax purposes.

(9) Net of a $2.4 million income tax benefit from resolution of prior year tax matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004 Overview

The increase in retail sales in Fiscal 2004 (the year ended January 1, 2005) was primarily due to the effect of seven acquired store groups, consisting of 62 stores in total, which operated under the Company's ownership during all or part of Fiscal 2004 but were operated by the Company for only part of the prior fiscal year (collectively, the "62 Acquired Stores"). The 62 Acquired Stores include: (i) 31 Rainbow Foods ("Rainbow") retail grocery stores in the Minneapolis-St. Paul area acquired from Fleming in June 2003 and reopened immediately by Roundy's under the Rainbow banner; (ii) 25 Pick 'n Save retail grocery stores acquired in five separate transactions; and (iii) six Copps Foods stores in Madison, Wisconsin acquired from the Great Atlantic & Pacific Tea Company, Inc. ("A&P") in April 2003 and reopened in late May and early June 2003 (the "Copps Madison Acquisition").

Recent Developments
The following discussion should be read in conjunction with the description of the Company's decision to sell a portion of its wholesale business; see "Recent Developments" under Item 1, BUSINESS, in this report.

Results of Operations
The following table sets forth each category of Statement of Income data as a percentage of net sales and service fees. The results of operations for the year ended December 28, 2002 includes the results of the Company for the period from December 30, 2001 through June 6, 2002 ("Predecessor Company") and the period from June 7, 2002 through December 28, 2002 ("Successor Company").

On April 8, 2002, Roundy's and RAC entered into a share exchange agreement pursuant to which RAC acquired all of the issued and outstanding capital stock of Roundy's on June 6, 2002. As part of the Transactions, the Company entered into various financing arrangements described herein, and as a result, the Successor Company has a different capital structure and increased indebtedness as compared to the Predecessor Company. In addition, as a result of the Transactions, the Company's assets and liabilities were adjusted to reflect their estimated fair market values, and the purchase price in excess of the fair market value of identifiable tangible and intangible assets was recorded as goodwill. Specific implications of the Transactions include: (i) net property and equipment was written down by approximately $50.0 million and certain useful lives were adjusted, which impacted successor period depreciation and amortization; (ii) the Company allocated $33.7 million to supply contracts, which is being amortized over approximately five years; (iii) the Company incurred $22.0 million of debt issuance costs, which is being amortized over the life of the related debt; and (iv) indebtedness was increased to finance the Transactions, which will increase interest expense in the successor periods. Accordingly, the results of operations for periods subsequent to the consummation of the Transactions and related financing transactions will not necessarily be comparable to prior periods of the Predecessor Company.


                                                                Fiscal Year Ended
                                      ------------------------------------------------------------------
                                        January 1, 2005         January 3, 2004      December 28, 2002
                                      --------------------   --------------------   --------------------
                                                                                         (Unaudited)
Statements of Income Data
(Dollars in thousands):
Revenues:
  Net sales and service fees         $4,774,170     100.0%   $4,348,220     100.0%  $3,613,321     100.0%
  Other-net                               3,154       0.1         2,188       0.1       1,901       0.1
                                     ----------     -----    ----------     -----   ----------     ------
Total                                 4,777,324     100.1     4,350,408     100.1    3,615,222     100.1

Cost and Expenses:
  Cost of sales                       3,742,491      78.4     3,466,316      79.7    2,969,370      82.2
  Operating and administrative          885,415      18.6       746,569      17.2      551,528      15.2
  SARs and other termination costs                                                       7,400       0.2
  Interest                               44,100       0.9        45,573       1.1       34,780       1.0
                                      ---------      ----     ---------      ----    ---------     -----
Income before income taxes              105,318       2.2        91,950       2.1       52,144       1.4
Provision for income taxes               44,724       0.9        37,302       0.9       20,758       0.6
                                     ----------     -----     ---------     -----   ----------     -----
Net income                           $   60,594       1.3%    $  54,648       1.2%  $   31,386       0.9%
                                     ==========     =====     =========     =====   ==========     ======


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

The table below indicates the portion of the Company's net sales and service fees attributable to retail sales and wholesale distribution for the periods indicated. Eliminations represent the intercompany activity between the Company's wholesale operations and its Company-owned retail stores (in thousands):

                                               Fiscal Year Ended
                                 -----------------------------------------------
                                 January 1,       January 3,        December 28,
                                   2005             2004               2002
                                 ----------       ----------        -----------
                                                                    (Unaudited)
Net Sales and Service Fees
  Retail                         $3,011,308       $ 2,424,488        $1,566,551
  Wholesale                       3,376,055         3,319,927         2,996,034
  Eliminations                   (1,613,193)       (1,396,195)         (949,264)
                                 ----------       -----------        ----------
Total                            $4,774,170       $ 4,348,220        $3,613,321
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

Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs. Predecessor Company-interest expense also includes interest rate swap termination costs and the write off of deferred financing costs.

In the remainder of this section, "Fiscal 2004" or "2004" refers to the Company's fiscal year ended January 1, 2005; "Fiscal 2003" or "2003" refers to the Company's fiscal year ended January 3, 2004; and "Fiscal 2002" or "2002" refers to the fiscal year ended December 28, 2002 (combined results of the Predecessor Company and the Company as noted above).


Fiscal 2004 Compared With Fiscal 2003

Net Sales and Service Fees
Net sales and service fees totaled $4,774.2 million for the year ended January 1, 2005, an increase of $426.0 million, or 9.8%, from $4,348.2 million for the year ended January 3, 2004. Fiscal 2003 was a 53-week year and the additional week in 2003 (the week ending January 3, 2004) contributed $99.7 million to Fiscal 2003 sales ($59.1 million in retail sales and $61.3 million of wholesale sales, reduced by $20.7 million of eliminations). The following fiscal year variance discussion compares the 52 weeks of 2004 to the 53 weeks of 2003.

Retail sales were $3,011.3 million for 2004, an increase of $586.8 million, or 24.2%, from $2,424.5 million for 2003. This increase in retail sales was primarily due to the effect of the 62 Acquired Stores, which operated under the Company's ownership during all or part of Fiscal 2004, but were not operated by the Company for the entire prior fiscal year. The 62 Acquired Stores contributed approximately $574.1 million to the Fiscal 2004 retail sales increase. Same-store sales in 2004 at the Company's retail stores (including the results of Pick 'n Save-licensed stores operated by their prior owners) improved 1.4% over the comparable 52-week period of 2003.

Wholesale sales were $3,376.1 million for 2004, an increase of $56.1 million, or 1.7%, from $3,319.9 million for 2003. This increase was primarily due to increased sales to Company-owned stores, partially offset by the closure of the Company's Southern Division in September 2004 and the additional week in 2003. The Company recognized combined revenues from the Southern Division of approximately $141.2 million and $229.4 million for Fiscal 2004 (through its close in September, 2004) and Fiscal 2003, respectively.

Gross Profit
Gross profit was $1,031.7 million for 2004, a $149.8 million, or 17.0% increase from $881.9 million for 2003. The increase in gross profit in 2004 was primarily due to the 62 Acquired Stores. Gross profit, as a percent of net sales and service fees, for 2004 and 2003 was 21.6% and 20.3%, respectively. The increase in gross profit percentage was primarily due to the increase in the sales mix attributable to Company-owned retail stores, which have a higher gross profit percentage than the wholesale segment. Retail sales in 2004 represented 63.1% of net sales and service fees compared with 55.8% in 2003. The retail gross profit percentage was 25.4% and 25.1% for 2004 and 2003, respectively. This increase in retail gross profit percentage was primarily attributable to more effective promotional activity and improved concentration of higher-margin perishable sales. The wholesale gross profit percentage was 8.9% and 9.0% for 2004 and 2003, respectively.

Operating Expenses
Operating and administrative expenses were $885.4 million for 2004, a $138.8 million, or 18.6%, increase from $746.6 million for 2003. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 18.6% for 2004 compared with 17.2% for 2003. The percentage increase was attributable to the 62 Acquired Stores and the resulting increased concentration of sales in the Company's retail segment in 2004, which has a significantly higher ratio of operating costs to sales than its wholesale segment. Retail operating and administrative expenses increased to 22.3% of retail sales for 2004 compared with 21.7% for 2003. This increase was primarily due to certain of the 62 Acquired Stores, which have higher operating costs as a percent of sales than the Company's other stores. Wholesale operating and administrative expenses decreased to 5.5% of wholesale sales for 2004 as compared with 6.0% for 2003. This decrease was due to operational and productivity improvements in the Company's wholesale operations. In addition, corporate and other operating expenses (exclusive of depreciation and amortization) were $42.4 million for 2004 compared with $30.9 million for 2003. The increase was primarily attributable to higher unallocated corporate procurement expenses and the full-year effect of the Company's leased office space in downtown Milwaukee.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $41.4 million for 2004, a $0.9 million decrease from $42.3 million for 2003. The decrease was primarily due to a 50 basis point interest rate reduction effective April, 2004 on the Company's term loan under its Credit Agreement.

Income Taxes
Provision for income taxes was $44.7 million for 2004, an increase of $7.4 million from $37.3 million for 2003. The effective income tax rates for 2004 and 2003 were 42.5% and 40.6%, respectively. The higher effective income tax rate for 2004 is primarily attributable to the full-year effect of the 9.8% Minnesota state income tax rate where the Company began operating following the acquisition of 31 Rainbow stores in June 2003.

Net Income
Net income was $60.6 million for 2004, a $5.9 million increase from $54.6 million for 2003. This increase was primarily attributable to increased gross profit, offset somewhat by increased operating and administrative expenses, as discussed above. The net income margin improved to 1.27% for 2004 from 1.26% for 2003.

Fiscal 2003 Compared With Fiscal 2002

Net Sales and Service Fees
Net sales and service fees were $4,348.2 million for Fiscal 2003, a $734.9 million, or 20.3%, increase from $3,613.3 million for Fiscal 2002. Fiscal 2003 was a 53-week year and the extra week (the week ending January 3, 2004) contributed $99.7 million of the sales increase ($59.1 million of retail sales, $61.3 million of wholesale sales, and $20.7 million of eliminations). The following fiscal year variance discussion compares the 53-week Fiscal 2003 to the 52-week Fiscal 2002.

Retail sales were $2,424.5 million for 2003, an $857.9 million, or 54.8%, increase from $1,566.6 million for 2002. This increase in retail sales in 2003 was primarily due to the effect of six acquired store groups, consisting of 53 stores in total, that were operated under the Company's ownership as of January 3, 2004 (collectively, the "53 Acquired Stores") but were operated by the Company for only part of the prior fiscal year. The 53 Acquired Stores contributed approximately $775.2 million of the increase. The 53 Acquired Stores include: (i) 31 Rainbow stores in the Minneapolis-St. Paul area acquired from Fleming in June 2003 and reopened immediately by Roundy's under the Rainbow banner; (ii) 16 Pick `n Save retail grocery stores acquired in four separate transactions; and (iii) six Copps Foods stores in Madison, Wisconsin acquired in the Copps Madison Acquisition.

2003 same-store sales at the Company's retail stores (including acquired Pick 'n Save licensed stores operated in 2002 by their prior owners) improved 2.4% over 2002. Because Fiscal 2003 was a 53-week year, sales for the week ending January 3, 2004 are excluded from the same-store sales comparison to Fiscal 2002.

Wholesale sales were $3,319.9 million for 2003, a $323.9 million, or 10.8%, increase from $2,996.0 million for 2002. This increase was primarily due to increased sales to Company-owned stores served by the Company's Wisconsin wholesale divisions and new independent customers supplied by the Company's wholesale divisions.

Gross Profit
Gross profit was $881.9 million for 2003, a $237.9 million, or 36.9% increase from $644.0 million for 2002. The increase in gross profit in 2003 was primarily due to the 53 Acquired Stores and increased wholesale sales. Gross profit, as a percent of net sales and service fees, for 2003 and 2002 was 20.3% and 17.8%, respectively. The increase in gross profit percentage was primarily due to the increase in the sales mix attributable to Company-owned retail stores, which have a higher gross profit percentage than the wholesale segment. Retail sales in 2003 represented 55.8% of net sales and service fees compared with 43.4% in 2002. The retail gross profit percentage was 25.1% and 24.8% for 2003 and 2002, respectively. This increase was primarily due to an increased concentration of perishable department sales which have a higher gross profit percentage than non-perishable department sales. The wholesale gross profit margin was 9.0% for 2003 and 2002.

Operating Expenses
Operating and administrative expenses were $746.6 million for 2003, a $195.0 million, or 35.4% increase from $551.5 million for 2002. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 17.2% for 2003 compared with 15.3% for 2002. The percentage increase was attributable to the 53 Acquired Stores and the resulting increased concentration of sales in the Company's retail segment in 2003, which has a significantly higher ratio of operating costs to sales than its wholesale segment. Retail operating and administrative expenses increased to 21.7% of retail sales for 2003 compared with 21.3% for 2002. This increase was primarily due to pre-opening expenses and continuing store-level service investments associated with certain of the 53 Acquired Stores. Wholesale operating and administrative expenses decreased to 6.0% of wholesale sales for 2003 as compared with 6.6% for 2002. This decrease was due to operational and productivity improvements in the Company's wholesale operations as well as increased leverage of fixed costs over a higher wholesale sales base. In addition, corporate and other operating expenses (exclusive of depreciation and amortization) were $30.9 million for 2003 compared with $16.2 million for 2002. The increase was primarily attributable to increased unallocated corporate marketing and administrative expenses and increased professional fees.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs and interest rate swap termination costs) was $42.3 million for 2003, a $16.7 million increase from $25.6 million for 2002. The increase was primarily due to increased borrowings associated with the purchase of the Company's stock by RAC in June 2002.

Income Taxes
Provision for income taxes was $37.3 million for 2003, an increase of $16.5 million from $20.8 million for 2002. The effective income tax rates for 2003 and 2002 were 40.6% and 39.8%, respectively. The higher effective income tax rate for 2003 is primarily attributable to the 9.8% Minnesota state income tax rate which the Company became subject to as a result of the acquisition of the Rainbow stores.

Net Income
Net income was $54.6 million for 2003, a $23.2 million increase from $31.4 million for 2002. In 2002, the Company recorded pre-tax one-time charges of $6.7 million relating to the termination of an interest rate swap and $7.4 million relating to the termination of the predecessor Company's SARs program and employment agreements associated with certain former officers of the predecessor company. The net income margin improved to 1.26% for 2003 from 0.87% for 2002.

Effect of Inflation
The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including the availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the food retail and distribution industry, the Company has generally been able to maintain gross profits by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining market share. The Company does not believe that inflation had a material affect on the results of operations during the periods presented. However, there can be no assurance that the Company's business will not be affected in the future.

Liquidity and Capital Resources
The Company's principal sources of cash are operating activities and borrowings. The Company's cash and cash equivalents totaled $105.7 million at January 1, 2005, compared with $90.0 million at January 3, 2004. Cash flows provided by operating activities were $164.0 million for the year ended January 1, 2005, compared with $159.5 million for the year ended January 3, 2004. The increase was primarily due to increased net income, as adjusted for non-cash charges including depreciation, amortization and deferred taxes partially offset by a smaller increase in cash provided by operating assets and liabilities.

The Company's principal historical uses of cash were to provide for working capital, capital expenditures and acquisitions. Net cash used in investing activities was $146.5 million in Fiscal 2004 compared with $204.0 million in Fiscal 2003. Fiscal 2004 includes cash paid for business acquisitions of $61.8 million, consisting primarily of the acquisition of seven Pick 'n Save stores from McAdams, Inc. Fiscal 2003 includes cash paid for business acquisitions of $148.5 million, consisting primarily of (i) the acquisition of Rainbow for approximately $64.5 million, (ii) the acquisition of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million and (iii) the acquisition of 14 stores from A&P in two separate transactions for approximately $29.0 million.

Total capital expenditures were $90.4 million in 2004 compared with $57.7 million in 2003. These expenditures were related to Roundy's new store locations, remodeling of newly acquired and existing stores, expenditures related to the Company's new distribution center facility in Oconomowoc, Wisconsin and the purchase of transportation equipment. Total capital expenditures for Fiscal 2005, excluding any acquisitions, are estimated to be approximately $100.0 million.

Net cash flows used in financing activities were $1.8 million compared with $5.3 million in 2003. The cash flows used in financing activities in both years were primarily related to repayment of outstanding debt, net of new borrowings in 2004. The net cash flows provided by financing activities in 2004 were primarily attributable to $3.0 million in borrowings from the Milwaukee Economic Development Corp. ("MEDC") entered into on June 1, 2004. This 15-year loan, (which bears interest at 3% annually) was provided by MEDC to assist in the relocation of the Company's corporate headquarters to downtown Milwaukee.

Working capital was $28.4 million at January 1, 2005, compared with $11.8 million at January 3, 2004. The increase was primarily related to an increase in cash of $15.7 million and a decrease in accrued expenses, offset somewhat by a decrease in notes and accounts receivable. The decrease in accounts receivable was due to improved collections and the closure of the Southern Division; the decrease in accrued expenses was primarily due to increased pension contributions in 2004.

As a result of the Transactions, the Company has significant debt service obligations, including interest, in future years. On June 6, 2002, in connection with the Transactions, the Company entered into a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit, except for outstanding letters of credit of $16.0 million. The term loan is repayable in quarterly installments of $625,000 through June 30, 2008 followed by four quarterly payments of $58.8 million through June 30, 2009. The credit agreement was amended in March 2005 to require that a $125 million principal payment be made on the term loan upon completion of the Company's disposition of assets to Nash Finch as discussed under the caption "RECENT DEVELOPMENTS" under ITEM 1. BUSINESS, of this Report. In addition, the Company issued $300.0 million in aggregate principal amount of Notes of which $225.0 million was issued as of the date of the Transactions and $75.0 million was issued in December 2002.

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

The Company's principal source of liquidity is cash flow generated from operations and borrowings under its revolving credit facility. The Company's principal uses of cash are to meet debt service requirements, finance capital expenditures, make acquisitions and provide for working capital. The Company expects that current excess cash and cash available from operations, and funds available under its $125.0 million revolving line of credit, will be sufficient to fund its operations, debt service requirements and capital expenditures for at least the next 12 months.

The Company's ability to make payments on and to refinance its debt, and to fund planned capital expenditures depends on its ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If the Company's future cash flow from operations and other capital resources are insufficient to pay its obligations as they mature or to fund its liquidity needs, it may be forced to reduce or delay its business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of its debt, on or before maturity. There can be no assurance that the Company would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of the Company's existing and future indebtedness may limit its ability to pursue any of these alternatives. Also see "RISK FACTORS" following ITEM 1. BUSINESS.

Off-Balance Sheet Items The Company has no off-balance sheet items.

Contractual Obligations
The following table of material debt and lease commitments at January 1, 2005 summarizes the effect these obligations are expected to have on the Company's cash flow in the future periods as set forth in the table below (in thousands):


                                    2005           2006         2007          2008           2009        Thereafter       Total
                                 --------      ----------   -----------  ------------   -----------    ------------   ------------
Long-term debt, including current
  maturities, and capital lease
  obligations (1)                $  4,565      $   4,725    $   4,943    $   121,519    $   120,611    $   344,609    $   600,972
Interest on long-term debt and
  capital lease obligations (1)    42,289         42,002       41,310         40,762         32,877         83,988        283,228
Operating leases                   75,718         76,275       75,022         73,111         69,743        679,201      1,049,070
Sublease income                   (16,069)       (15,356)     (13,654)       (11,593)        (8,532)       (35,932)      (101,136)
                                 --------      ---------    ---------    -----------    -----------    -----------    -----------
Total                            $106,503      $ 107,646    $ 107,621    $   223,799    $   214,699    $ 1,071,866    $ 1,832,134
                                 =========     =========    =========    ===========    ===========    ===========    ===========

      (1) Long-term debt and capital lease obligations relate to principal payments for the Company's outstanding indebtedness (See Note 5 to the consolidated financial statements). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the rate in effect at January 1, 2005 for variable rate obligations. Interest obligations exclude amounts which have been accrued through January 1, 2005.

The Company's purchase obligations are cancelable and therefore not included in the above table.

The Company has outstanding letters of credit that total approximately $16.0 million at January 1, 2005.

The Company is required to make contributions to its defined benefit plans. These contributions are required under the minimum funding requirements of Employee Retirement Pension Plan Income Security Act ("ERISA"). The Company's estimated 2005 minimum required contributions to its defined benefit plans are approximately $4.6 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2005.

Critical Accounting Policies and Estimates

The preparation of the Company's financial statements in conformity with accounting principals generally accepted in the United States require the Company to make estimates, assumptions and judgments that affect amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the year. The Company believes its estimates and assumptions are reasonable; however, future results could differ from those estimates.

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: discounts and vendor allowances, allowance for losses on receivables, closed facility commitments, reserves for self-insurance and pension costs, and impairment of long-lived assets. For a detailed discussion of accounting policies, please refer to the notes to the consolidated financial statements.

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

Allowances for Losses on Receivables
------------------------------------
Management makes estimates of the uncollectibility of its accounts and notes receivable portfolios. In determining the adequacy of the allowances, management analyzes the value of the collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of accounts.

Closed Facility Commitments
---------------------------
The Company has historically leased store sites which it has subleased to qualified independent retailers at rates that are at least equal to the rent paid by the Company. The Company also leases store sites for its retail segment. Under the terms of the original lease agreements, the Company remains primarily liable for any properties that are subleased as well as its own retail stores. Should a retailer be unable to perform under the sublease or should the Company close underperforming Company-owned stores, it would record a charge to earnings for the discounted cost of the remaining term of the lease and related costs, less any anticipated sublease income. Should the number of defaults by sublessees or Company-owned store closures increase, or the actual sublease income be less than estimated, the remaining lease commitments the Company must record could have a material adverse effect on operating results and cash flows. Early settlements of lease obligations with the landlord and the discount rate used to calculate the estimated liability will also impact recorded balances or future results.

Reserves for Self-Insurance
---------------------------
The Company is primarily self-insured for workers' compensation. It is the Company's policy to record its workers' compensation liability based on claims filed and an estimate of claims incurred but not yet reported. Any projection of losses concerning workers' compensation is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Pension Costs
-------------
Many of the Company's employees are covered by noncontributory defined benefit pension plans. The Company accounts for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No.87, "Employer's Accounting for Pensions" which requires it to calculate pension expense and liabilities using actuarial assumptions, including a discount rate and long-term returns on assets. Actual returns on plan assets and changes in the interest rates used to determine the discount rate may significantly impact pension expense and cash contributions in the future.

Impairment of Long-Lived Assets
-------------------------------
The Company reviews long-lived assets for impairment annually or whenever an event, indicates the carrying value of the asset may not be recoverable. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset and significant negative industry or economic trends. The Company historically has not experienced any significant impairment of long-lived assets except for the asset write-downs recorded in conjunction with the Transactions.

Senior management of the Company has discussed the development and selection of the above critical accounting policies with the audit committee of the Company's board of directors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk sensitive instruments do not subject the Company to material market risk exposures, except for risks related to interest rate fluctuations. As of January 1, 2005, the Company had debt outstanding with a carrying value of $600.7 million and an estimated fair value of approximately $629.2 million.

Fixed interest rate debt outstanding as of January 1, 2005, which excludes borrowings under the Company's credit agreement with various lenders ("Credit Agreement") was $356.9 million, carried an average interest rate of approximately 8.8%, and matures as follows (in thousands):


                                              Fiscal Year Ended
                           -------------------------------------------
                           2005     2006     2007     2008      2009   Thereafter    Total
                           ------   ------   -----    -----    ------  ----------   --------
Subordinated notes                                                      $300,000    $300,000
Other long-term debt       $2,065   $2,225   $2,443   $2,770   $3,111     44,608      57,222
                           ------   ------   ------   ------   ------   --------    --------
                           $2,065   $2,225   $2,443   $2,770   $3,111   $344,608    $357,222
                           ======   ======   ======   ======   ======   ========
Unamortized debt discount                                                               (294)
                                                                                    --------
                                                                                    $356,928
                                                                                    ========



The amount of borrowings under the Credit Agreement as of January 1, 2005 was $243.8 million. For purposes of calculating interest, borrowings under the Credit Agreement are at the election of the Company, based upon LIBOR or base rate options, or a combination thereof. Under the LIBOR option the applicable rate is LIBOR plus 2.0%. Under the base rate option the applicable rate is the prime rate plus 1.0%. All borrowings under the Credit Agreement at January 1, 2005 bear interest at the LIBOR option, which was effectively 4.6%.

Assuming interest rates and borrowing levels in place on January 1, 2005 do not change, the Company's total annual interest expense would be approximately $42.3 million. A 10% increase in interest rates would increase total annual interest expense, and decrease pretax income and cash flows by approximately $4.2 million.

For further information regarding the Company's indebtedness, see Part II, Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to the accompanying consolidated financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements

      Page
      ----
       26       Report of Independent Registered Public Accounting Firm
       27       Consolidated Statements of Income
       28       Consolidated Balance Sheets
       29       Consolidated Statements of Cash Flows
       30       Consolidated Statements of Shareholder's Equity and
                  Comprehensive Income
       31       Notes to Consolidated Financial Statements


All schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information has been furnished elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholder and Directors of Roundy's, Inc.:

We have audited the accompanying consolidated balance sheets of Roundy's, Inc. and its subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of income, cash flows and shareholder's equity and comprehensive income for the fiscal years ended January 1, 2005 and January 3, 2004 and the period from June 7, 2002 to December 28, 2002 (Successor) and the period from December 30, 2001 to June 6, 2002 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roundy's, Inc. and subsidiaries at January 1, 2005 and January 3, 2004 and the consolidated results of their operations and their cash flows for the fiscal years ended January 1, 2005 and January 3, 2004 and the period from June 7, 2002 to December 28, 2002 (Successor) and the period from December 30, 2001 to June 6, 2002 (Predecessor) in conformity with U.S. generally accepted accounting principles.



                                            Ernst & Young LLP

Milwaukee, Wisconsin
February 24, 2005,
  except for Note 13
  as to which the date
  is March 10, 2005

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

                                                                Successor                       Predecessor
                                   ------------------------------------------------------    -----------------
                                                Year Ended
                                   ---------------------------------     June 7, 2002 to     December 30, 2001
                                   January 1, 2005   January 3, 2004    December 28, 2002      to June 6, 2002
                                   ---------------   ---------------    -----------------     -----------------
Revenues:
Net sales and service fees          $4,774,170       $ 4,348,220        $    2,063,454         $   1,549,867
Other - net                              3,154             2,188                 1,207                   694
                                    ----------       -----------        --------------         -------------
                                     4,777,324         4,350,408             2,064,661             1,550,561
                                    ----------       -----------        --------------         -------------

Costs and Expenses:
Cost of sales                        3,742,491         3,466,316             1,694,946             1,274,424
Operating and administration           885,415           746,569               314,897               236,631
SARs and other termination costs                                                                       7,400
Interest:
   Interest expense                     41,422            42,294                19,413                 6,144
   Amortization of deferred
     financing costs                     2,678             3,279                 1,602                   969
   Interest rate swap
     termination costs                                                                                 6,652
                                   -----------        ----------          ------------        --------------
                                     4,672,006         4,258,458             2,030,858             1,532,220
                                   -----------        ----------          ------------        --------------
Income Before Income Taxes             105,318            91,950                33,803                18,341

Provision for Income Taxes              44,724            37,302                13,345                 7,413
                                    ----------       -----------        --------------         -------------
Net Income                          $   60,594       $    54,648        $       20,458         $      10,928
                                    ==========       ===========        ==============         =============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                         January 1,       January 3,
                                    Assets                  2005             2004
                                                         ---------        ----------
Current Assets:
  Cash and cash equivalents                              $  105,741     $   90,006
  Notes and accounts receivable, less allowance for
    losses of $3,406 and $5,012, respectively                58,121         81,929
  Merchandise inventories                                   257,847        251,888
  Prepaid expenses                                           14,029         12,429
  Deferred income tax benefits                               16,387         17,745
                                                         ----------     ----------
    Total current assets                                    452,125        453,997
                                                         ----------     -----------
Property and Equipment - Net                                343,226        320,149

Other Assets:
  Deferred income tax benefits                                4,523         28,161
  Notes receivable                                            1,781          2,877
  Other assets - net                                         77,092         85,211
  Goodwill                                                  692,607        639,995
                                                         ---------      ----------
    Total other assets                                      776,003        756,244
                                                         ---------      ----------
Total assets                                             $1,571,354     $1,530,390
                                                         ==========     ==========

                     Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                       $  297,197     $  296,733
  Accrued expenses                                          112,136        129,499
  Current maturities of long-term debt and capital
    lease obligations                                         4,565          4,229
  Income taxes                                                9,875         11,782
                                                         ----------     ----------
    Total current liabilities                               423,773        442,243
                                                         ----------     ----------
Long-Term Debt and Capital Lease Obligations                596,113        597,750
Other Liabilities                                           101,268        100,791
                                                         ----------     ----------
    Total liabilities                                     1,121,154      1,140,784
                                                         ----------     ----------
Commitments and Contingencies

Shareholder's Equity:

  Common stock (1,500 shares authorized, 1,000
    issued and outstanding at $.01 par value)
  Additional paid-in capital                                314,500        314,500
  Retained earnings                                         135,700         75,106
                                                         ----------     ----------
    Total shareholder's equity                              450,200        389,606
                                                         ----------     ----------
Total liabilities and shareholder's equity               $1,571,354     $1,530,390
                                                         ==========     ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                                                   Successor                     Predecessor
                                                           ----------------------------------------------      -----------------
                                                                 Year Ended
                                                           -----------------------
                                                           January 1,     January 3,      June 7, 2002 to      December 30, 2001
                                                              2005           2004        December 28, 2002       to June 6, 2002
                                                           -----------    ----------     -----------------     -----------------
Cash Flows From Operating Activities:
  Net income                                               $  60,594      $  54,648        $    20,458            $   10,928
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
     Depreciation and amortization, including
      deferred financing costs                                67,360         52,878             32,588                18,670
     Loss(gain) on sale of property, equipment
      and other assets                                        (1,179)           211                215                    41
     Deferred income taxes                                    15,625          8,249             (1,323)               (2,268)
  Changes in operating assets and liabilities
   net of the effect of business
   acquisitions:
     Notes and accounts receivable                            23,808          6,821             (5,615)               (7,079)
     Merchandise inventories                                     834          6,244            (12,349)               13,767
     Prepaid expenses                                         (1,470)        (2,250)               252                 1,743
     Other assets                                                 77          3,327               (992)               (1,371)
     Accounts payable                                            195         46,187             24,911               (27,541)
     Accrued expenses                                        (17,099)        (3,414)            20,737                18,062
     Income taxes                                             13,509         (9,204)            (2,063)               19,731
     Other liabilities                                         1,761         (4,182)              (281)                  161
                                                          ----------      ---------        -----------           -----------
  Net cash flows provided by operating activities            164,015        159,515             76,538                44,844
                                                          ----------      ---------        -----------           -----------
Cash Flows From Investing Activities:
  Capital expenditures                                       (90,414)       (57,654)           (22,654)              (10,642)
  Proceeds from sale of property, equipment and
    other assets                                               4,577          1,554                352                   478
  Acquisition of Roundy's, net of cash acquired                                               (543,679)
  Payment for business acquisitions, net of
   cash acquired                                             (61,782)      (148,529)           (40,631)
  Decrease in notes receivable, net                            1,096            646              1,109                   879
                                                          ----------      ---------        -----------           -----------
  Net cash flows used in investing activities               (146,523)      (203,983)          (605,503)               (9,285)
                                                          ---------       -------------    -----------           -----------
Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                           3,000                           549,625
  Interest rate swap termination payment                                                        (6,652)
  Payments of debt                                            (4,340)        (4,203)          (166,772)              (48,618)
  Debt issuance costs                                           (417)        (1,101)           (21,958)
  Contributed capital                                                                          314,500
  Common stock purchased                                                                                               (56)
                                                         -----------       --------        -----------           ----------
  Net cash flows (used in) provided by
   financing activities                                       (1,757)        (5,304)           668,743               (48,674)
                                                         -----------      ---------        -----------           -----------
Net Increase (Decrease) in Cash and Cash Equivalents          15,735        (49,772)           139,778               (13,115)

Cash And Cash Equivalents, Beginning Of Period                90,006        139,778                                   45,516
                                                          ----------      ---------        -----------           -----------
Cash And Cash Equivalents, End Of Period                   $ 105,741      $  90,006        $   139,778           $    32,401
                                                          ==========      =========        ===========           ===========
Supplemental Cash Flow Information:
Cash Paid During The Year For:
  Interest                                                 $  41,912      $  44,910       $     25,103           $     6,351
  Income taxes                                                15,588         38,302              8,596                 1,872
Supplemental Noncash Financing Activities:
  Interest rate swap, net of tax                                                                                         374
  Capital lease liabilities assumed as a result of
    business acquisitions                                                    43,355

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY AND COMPREHENSIVE INCOME
For the years ended January 1, 2005 and January 3, 2004, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002 (Dollars in thousands)

                                                        Common Stock
                                          --------------------------------------  Patronage                   Accumulated
                                               Class A            Class B         Dividends      Additional      Other
                                          ---------------  ---------------------  Payable in     Paid-in     Comprehensive  Retaine
                                          Shares   Amount   Shares       Amount  Common Stock    Capital         Loss       Earnings
                                          ------   -----  ----------   --------   ------------    -------   -------------   --------
Predecessor Company
Balance, December 29, 2001                10,100   $ 12    1,102,221    $ 1,378    $ 5,950        $45,754      $(8,667)    $144,393
  Net income                                                                                                                 10,928
  Interest rate swap (net of tax)                                                                                 (374)
  Common stock issued                                         35,115         44     (5,950)        5,898
  Common stock purchased                    (200)               (285)        (1)                     (14)                       (34)
  Tax benefit of options                                                                           7,222
                                          ------   ----    ---------    -------    -------        -------      ---------   --------
Balance, June 6, 2002                      9,900   $ 12    1,137,051    $ 1,421    $              $58,860      $(9,041)    $155,287
                                          ======   ====    =========    =======    =======        =======      =======     ========
Treasury Stock
Balance, June 6, 2002 and December 29, 2001                  145,615    $18,328
                                                             =======    =======



                                                                                                 Additional
                                                                                                  Paid-in                  Retained
                                                                                                  Capital                  Earnings
Successor Company                                                                                ----------                --------
-----------------
Balance, June 6, 2002
  Capital contribution                                                                           $314,500
  Net income                                                                                                                $20,458
                                                                                                 ---------                  -------
Balance, December 28, 2002                                                                        314,500                    20,458
                                                                                                 ---------                  -------
  Net income                                                                                                                 54,648
                                                                                                 ---------                  -------

Balance, January 3, 2004                                                                          314,500                    75,106
                                                                                                 ---------                  -------
  Net income                                                                                                                 60,594
                                                                                                 ---------                 --------
Balance January 1, 2005                                                                          $314,500                  $135,700
                                                                                                 ========                  ========

                                                            Successor                                Predecessor
                                    ---------------------------------------------------------     -------------------
                                      Year Ended         Year Ended         June 7, 2002 to        December 30, 2001
                                    January 1, 2005    January 3, 2004      December 28, 2002        to June 6, 2002
                                    ---------------    ---------------      -----------------      ------------------
Comprehensive Income:
Net income                            $ 60,594           $ 54,648           $ 20,458                   $ 10,928
Other comprehensive loss-
  Interest rate swap                                                                                       (374)
                                      --------           --------           --------                   --------
Comprehensive Income                  $ 60,594           $ 54,648           $ 20,458                   $ 10,554
                                      ========           ========           ========                   ========

See notes to consolidated financial statements.

ROUNDY'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 1, 2005 AND JANUARY 3, 2004, THE PERIOD FROM JUNE 7, 2002 TO DECEMBER 28, 2002 AND THE PERIOD FROM DECEMBER 30, 2001 TO JUNE 6, 2002


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

The allocation of the net purchase price to the fair value of net assets acquired is as follows (in thousands):

Inventories                                                   $  233,311
Other current assets                                              91,424
Property and equipment                                           209,818
Other assets                                                      66,019
Goodwill                                                         542,999
Deferred income tax benefits                                      54,289
                                                               ---------
                                                               1,197,860
                                                               ---------
Accounts payable and other current liabilities                   369,866
Other liabilities                                                 97,212
Long-term debt                                                   187,103
                                                               ---------
                                                                 654,181
                                                              ----------
Total consideration, net of cash acquired                     $  543,679
                                                              ==========

Exit Liabilities - Prior to June 6, 2002, new management began to formulate plans to exit certain business operations which included the involuntary termination of employees and the closing of certain facilities. In conjunction with such plans, the Company recorded an estimated liability of approximately $55 million, which was included in current and long-term liabilities. This liability included approximately $38 million for future lease costs and approximately $17 million for pension, employee termination and other related costs. As of January 1, 2005, after the completion of the closure of the Southern Division, the Company had substantially executed its closure plans and its only remaining liabilities relate to future estimated lease costs. The Company recognized combined revenues from the Southern Division of approximately $141.2 million, $229.4 million, $135.2 million and $92.2 million for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.

The unaudited pro-forma results of operations reflect the Transactions as if it had occurred at the beginning of the period presented: (in thousands)

                                                  For the Year Ended
                                                   December 28, 2002
                                                  ------------------
Net sales and service fees                            $3,613,321
Net income                                                33,922

Pro-forma results are not necessarily indicative of what would have occurred had the Transactions been consummated as of the beginning of the period. Pro forma results include additional depreciation and the amortization of intangible assets resulting from the Transactions and additional interest expense as if the funds borrowed in connection with the Transactions had been outstanding from the beginning of the period. The above pro-forma results also include an assumption to exclude nonrecurring costs related to the Transactions totaling $9.1 million, net of tax, consisting of expenses related to the SARs, other termination costs, write-off of deferred financing costs and interest rate swap termination costs.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements include the accounts of Roundy's and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Description - The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two segments - retail and wholesale. The Company's retail segment sells directly to the consumer. Company-owned retail grocery stores are operated primarily under the Pick xn Save, Copps and Rainbow banners. The Company's wholesale operations sell and distribute a broad range of food and non-food products to Company-owned retail stores; licensed Pick xn Save locations; and independent food retailers located principally in Wisconsin and elsewhere in the Midwest.

Fiscal Year - The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest to December 31. The year ended January 1, 2005 ("Fiscal 2004") included 52 weeks, the year ended January 3, 2004 ("Fiscal 2003") included 53 weeks and the year ended December 28, 2002, including the Predecessor and Successor periods, ("Fiscal 2002") included 52 weeks.

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

Costs and Expenses - Cost of sales includes product costs and inbound freight. Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, warehousing costs and distribution costs, the internal costs of purchasing, receiving and inspecting products for resale, depreciation and amortization expenses, expenses associated with the Company's facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. Interest expense includes interest on the Company's outstanding indebtedness, amortization of deferred financing costs and interest rate swap costs. The Company classifies shipping and handling costs as an operating and administrative expense which totaled $46.8 million, $45.3 million, $24.9 million and $16.7 million, for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.

Advertising Expense - The Company expenses advertising costs as incurred. Advertising expenses totaled $34.3 million, $21.0 million, $7.4 million and $4.9 million, for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.

Pre-Opening Costs - The costs associated with opening new and remodeled stores are expensed as incurred.

Income Taxes - The Company is included in the federal and state income tax returns of RAC. The provision for federal and state income tax is computed as if the Company filed separate tax returns. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents. These investments are carried at cost, which approximates market.

Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts for cash, cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities approximate their fair values. Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of long-term debt, including current maturities, is approximately $629.2 million and $620.3 million as of January 1, 2005 and January 3, 2004, respectively.

Accounts Receivable - The Company is exposed to credit risk with respect to accounts receivable, although it is generally limited. The Company continually monitors its receivables with customers by reviewing, among other things, credit terms, collateral and guarantees. The Company evaluates the collectibility of accounts receivable based on a combination of factors, namely aging and historical trends. An allowance for doubtful accounts is recorded based on the customer's ability and likelihood to pay based on management's review of the facts.

Inventories - Inventories are recorded at the lower of cost or market. Cost is calculated on a first-in-first-out and last-in-first-out basis (LIFO) for approximately 67.4% and 32.6%; and 73.2% and 26.8% of the Company's inventories at January 1, 2005 and January 3, 2004, respectively. The LIFO reserve was $3.9 million and $2.1 million at January 1, 2005 and January 3, 2004, respectively.

Property and Equipment - Property and equipment are stated at cost and are depreciated on the straight-line method for financial reporting purposes and by use of accelerated methods for income tax purposes. Depreciation and amortization of property and equipment are expensed over their estimated useful lives, which are generally 39 years for buildings and three to ten years for equipment. Leasehold improvements and property under capital leases are amortized over the lesser of the useful life of the asset or the term of the lease.

Leases - The Company assesses leases as either operating leases or capital leases at the inception of each lease. Operating leases with increasing rate rents are accounted for in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 and the lease expense is recognized on a straight-line basis over the term of the lease. Leasehold improvements are amortized over the lesser of the useful life of the asset or over periods that coincide with the terms over which lease expense is recognized.

Long Lived Assets - The Company annually considers whether indicators of impairment of long-lived assets held for use (including favorable lease rights) are present and determines if such indicators are present whether the sum of the estimated undiscounted future cash flow attributed to such assets is less than their carrying amounts. The Company evaluated the ongoing value of its property and equipment and other long-lived assets on January 1, 2005 and January 3, 2004 and concluded there were no significant indicators of impairment.

Supply Contracts - Supply contracts are being amortized over the life of the related contracts of approximately five years.

Deferred Financing Costs - Deferred financing costs are being amortized over the life of the related debt.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on December 30, 2001. Pursuant to SFAS No. 142, the carrying value of goodwill and intangible assets with indefinite useful lives are evaluated for impairment on an annual basis. The Company completed the transitional impairment test as of the adoption date and the annual impairment review for 2004 and 2003 as of June 30 of each year and concluded there was no impairment of goodwill.

Trademarks - Trademarks, which have indefinite lives, are not amortized but are evaluated annually for impairment in accordance with SFAS No. 142.

Closed Facilities Reserve - When a facility is closed, the remaining net book value of the property, net of expected salvage value, is charged to operations. For properties under lease agreements, the present value of any remaining future liability under the lease, net of expected sublease recovery, is also expensed at the time use of the property is discontinued. The amounts charged to operating and administrative expenses for the period from December 30, 2001 to June 6, 2002 for the present value of these remaining future liabilities approximated $1.0 million. The closed facility reserve was $57.4 million and $62.6 million at January 1, 2005 and January 3, 2004, respectively.

Related Parties - During the period from December 30, 2001 to June 6, 2002 the Company had wholesale sales to retailers who were stockholders of the Company prior to the Transactions in the amounts of $283.2 million. In addition, the Company received sublease payments from retailers who were stockholders of the Company prior to the Transactions of $3.0 million for the period from December 30, 2001 to June 6, 2002.

Concentrations of Risk - Certain of the Company's employees are covered by collective bargaining agreements. The Company currently participates in 30 union contracts covering approximately 41% of its employees. Of these contracts, one contract expires in August 2005. The remaining 29 contracts expire in 2006 through 2009. The Company believes that its relationships with its employees are good; therefore, the Company does not anticipate difficulty in renegotiating these contracts.

Reclassifications - Certain amounts previously reported have been reclassified to conform to the current presentation.

The 2004 and prior financial statements, after the following reclassification, reflect the distinction between manufacturer's paper coupons and electronic coupon programs negotiated between the Company and the manufacturer, based on the guidance of EITF 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). Pursuant to EITF 03-10, reimbursements from manufacturers for the Company's electronic coupon programs should be reflected as a reduction of cost of sales. Accordingly, $46.4 million, $32.9 million, $13.1 million and $9.6 million have been reflected as reductions to net sales and service fees and cost of sales for Fiscal 2004, Fiscal 2003, for the period from June 7, 2002 to December 28, 2002, and the period from December 30, 2001 to June 6, 2002, respectively, to reflect such a presentation.


3.  ACQUISITIONS

On October 23, 2002, the Company acquired the assets of four licensed Pick 'n Save stores located in and around the greater Milwaukee, Wisconsin metropolitan area from entities owned by Robert S. Gold ("Gold's") for $26.0 million in cash plus the value of certain acquired inventory. The operating results of Gold's are included in the consolidated statements of income after the acquisition date. Goodwill of approximately $21.0 million resulted from the acquisition which was accounted for as a purchase.

On December 18, 2002, the Company acquired three Rainbow stores from the Fleming Companies, Inc. for $10.0 million plus the value of certain acquired inventory. All of the stores are located in southeastern Wisconsin. The stores were closed for remodeling upon acquisition and reopened in Fiscal 2003. Goodwill of $1.5 million resulted from the acquisition which was accounted for as a purchase.

In November 2002, the Company entered into a definitive agreement to acquire the capital stock of Prescott's Supermarkets, Inc. ("Prescott's") for approximately $47.8 million (the "Prescott's Acquisition"). Prescott's primarily owned and operated seven licensed Pick 'n Save stores located in the Wisconsin cities of Fond du Lac (three stores), Oshkosh (two stores) and West Bend (two stores). Goodwill of approximately $44.6 million resulted from the acquisition, which was accounted for as a purchase. The transaction closed on January 21, 2003 and the operating results of the Prescott's Acquisition are included in the consolidated statements of income after this date.

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

In June 2003, the Company acquired 32 Rainbow stores from Fleming. The Company paid approximately $107.9 million, net of the sale transaction discussed below, consisting of (i) $64.5 million in cash and (ii) the assumption of $43.4 million of capitalized leases. The Company sold one store located outside the Minneapolis-St. Paul metropolitan area (located near Wausau, Wisconsin) to an independent licensed Pick 'n Save operator in the area. Collectively these transactions are referred to throughout these financial statements as the "Rainbow Minneapolis Acquisition." Goodwill of approximately $15.3 million resulted from the acquisition, which was accounted for as a purchase. The Rainbow Minneapolis Acquisition closed on a rolling schedule from June 7 to June 27, 2003 and the operating results of each acquired store are included in the consolidated statements of income after each store's respective opening date.

On October 17, 2003, the Company completed the acquisition of the equipment, fixtures and leasehold interests of seven former Kohl's grocery stores from A&P for approximately $9.0 million plus the assumption of an estimated $3.7 million closed store liability (the "Kohl's Acquisition"). Six of these stores are located in the Milwaukee area while the seventh store is located in the Racine, Wisconsin area. The Company reopened two of these stores in 2003 and five of the stores in 2004. All seven of these stores reopened under the Pick 'n Save banner. Goodwill of approximately $3.1 million resulted from the acquisition which was accounted for as a purchase.

On September 27, 2004, the Company acquired the inventory, equipment, fixtures and leasehold improvements of seven licensed Pick 'n Save stores from McAdams, Inc. for approximately $61.8 million (the "McAdams Acquisition"). All of these stores were located in the Milwaukee area. Goodwill of approximately $54.5 million resulted from the acquisition, which was accounted for as a purchase. The operating results of these stores are included in the consolidated statements of income after the acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

The pro forma effect of the October 2002 and subsequent acquisitions was not material.

4. PROPERTY AND EQUIPMENT AND OTHER ASSETS

Property, equipment and other assets, which are recorded at cost, consisted of the following (in thousands):

                                            January 1,         January 3,
Property and Equipment                         2005               2004
----------------------                      ----------         ----------
  Land                                      $ 11,563            $ 14,258
  Buildings                                   68,160              73,804
  Equipment                                  269,320             205,833
  Property under capital leases               46,930              42,060
  Leasehold improvements                      68,708              52,985
                                            --------            --------
                                             464,681             388,940
Less accumulated depreciation and
  amortization                               121,455              68,791
                                            --------            --------
Property and equipment, net                 $343,226            $320,149
                                            ========            ========

Depreciation expense for property and equipment, including amortization of property under capital leases, was $58.9 million, $42.8 million, $26.9 million and $17.6 million for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.



                                   January 1, 2005                January 3, 2004
Other Assets               -----------------------------   ------------------------------
------------                         Accumulated                      Accumulated
                            Gross   Amortization    Net     Gross    Amortization    Net
                           -------- ------------  ------   -------  -----------  --------
  Supply contracts         $ 26,167  $ 15,047    $11,120  $ 33,716    $ 9,866     $23,850
  Trademarks                 23,760               23,760    23,760                 23,760
  Deferred financing costs   23,485     7,559     15,926    23,068      4,881      18,187
  Favorable lease rights      5,000       631      4,369     5,000        279       4,721
  Assets held for sale       17,749               17,749    10,237                 10,237
  Other assets                5,203     1,035      4,168     5,195        739       4,456
                           --------  --------    -------  --------    -------     -------
Total other assets          101,364  $ 24,272    $77,092  $100,976    $15,765     $85,211
                           ========  ========    =======  ========    =======     =======



Amortization expense (including deferred financing costs) was $8.5 million, $10.1 million, $5.7 million and $1.1 million for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.

Amortization of other assets, excluding trademarks which have indefinite lives, will be approximately, $7.3 million in 2005, $7.2 million in 2006, $6.0 million in 2007, $3.1 million in 2008 and $2.3 million in 2009.


5. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                    January 1,        January 3,
                                                                       2005              2004
                                                                    ---------        -----------
Bank term loan                                                      $243,750          $246,250
Subordinated notes, net of unamortized discount of $294 and
  $333, respectively                                                 299,706           299,667
Capital lease obligations, 7.55% to 11.0%, due 2005 to 2020           54,251            55,939
Other long-term debt                                                   2,971               123
                                                                    --------         ---------
                                                                     600,678           601,979
   Current maturities                                                  4,565             4,229
                                                                    --------         ---------
      Total long-term debt, less current maturities                 $596,113         $ 597,750
                                                                    ========         =========


On June 6, 2002, the Company entered into a credit agreement with various lenders (the "Credit Agreement") which provides the Company with an aggregate credit facility of $375 million. The Credit Agreement provides for a $125 million revolving loan commitment, $20 million of which is available for letters of credit, and a $250 million term loan. The revolving loan commitment and the term loan bear interest based upon LIBOR and prime rate options. Under the LIBOR option the applicable rate is LIBOR plus 2.0% for the term loan and LIBOR plus 2.25% for the revolving loan. Under the base rate option the applicable rate is prime plus 1.0% for the term loan and prime plus 1.25% for the revolving loan. All borrowings under the term loan at January 1, 2005, bear interest at the LIBOR option which was effectively 4.6%. There were no outstanding borrowings on the revolving loan at January 1, 2005. Commitment fees of 0.65% accrue on the unutilized portion of the revolving loan when 50% or less of the revolving loan is utilized (0.40% at any other time).

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

On January 1, 2005, the Company had approximately $109.0 million of unused borrowing capacity under the revolving loan commitment after the issuance of $16.0 million of letters of credit.

The Company also has $300 million of 8 7/8% Senior Subordinated Notes outstanding at January 1, 2005 which mature June 15, 2012 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually in arrears on June 15 and December 15. The Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries.

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

At January 1, 2005, the Company and its subsidiaries were in compliance with the financial covenants of all of its indebtedness, including obligations under the Credit Agreement and the Notes.

Prior to June 6, 2002, the Company had a swap agreement which fixed the rate on $60.0 million of borrowings under the old revolving loan commitment. The fair value of the Company's interest rate swap, based on the net cost to settle the transaction at December 29, 2001, was approximately $3.4 million, net of tax of $2.6 million and was recorded as a liability and accumulated other comprehensive loss in the Company's consolidated balance sheet. The fair value of the interest rate swap was $3.8 million, net of tax of $2.9 million, at June 6, 2002. Accordingly the increase in the fair value of the interest rate swap (the net cost to settle the transaction) was reflected as an additional other comprehensive loss during the period December 30, 2001 to June 6, 2002. Concurrent with the Transactions, the interest rate swap was terminated and the related debt and the interest rate swap were paid off. As a result, the Company expensed the interest rate swap termination cost of $6.7 million during the period from December 30, 2001 to June 6, 2002.

Repayment of principal on long-term debt outstanding is as follows (in thousands):

                      2005                               $  4,565
                      2006                                  4,725
                      2007                                  4,943
                      2008                                121,519
                      2009                                120,611
                      Thereafter                          344,609
                                                         --------
                                                          600,972
                      Less unamortized discount              (294)
                                                         --------
                                                         $600,678
                                                         ========

6. EMPLOYEE BENEFIT PLANS

Substantially all non-union employees of the Company and employees of its subsidiaries are covered by defined benefit pension plans. Prior to January 1, 2005, benefits are based on either years of service and the employee's highest compensation during five of the most recent ten years of employment or on stated amounts for each year of service. Effective January 1, 2005, the Company amended the benefit formula in its retirement plans to provide a pension benefit equal to 1% of a participant's annual compensation for each year of service after January 1, 2005. For all service prior to January 1, 2005 the pension benefit will be calculated based on the old formula. The Company intends to annually contribute only the minimum contributions required by applicable regulations.

The benefit obligation and related assets under all plans have been measured as of December 31, 2004 and 2003, the plans' measurement dates. The following tables set forth pension obligations and plan assets information (in thousands):

                                                          Year Ended
                                               ---------------------------------
                                               January 1, 2005   January 3, 2004
                                               ---------------   ---------------

Change in projected benefit obligation:
 Projected Benefit Obligation-Beginning of Period    $ 124,360       $  111,545
 Service cost                                            7,014            6,549
 Interest cost                                           7,828            7,068
 Actuarial loss                                          8,256            2,335
 Benefits paid                                          (3,639)          (3,137)
                                                     ---------         --------
 Projected Benefit Obligation-End of Period         $  143,819       $  124,360
                                                    ==========       ==========
Change in plan assets:
 Fair Value-Beginning of Period                     $   69,526       $   54,933
 Actual return on plan assets                            6,577           12,186
 Company contribution                                   16,956            5,544
 Benefits paid                                          (3,639)          (3,137)
                                                    ----------       ----------
 Fair Value-End of Period                           $   89,420       $   69,526
                                                   ===========       ==========
Funded status:
 As of period-end                                   $  (54,399)      $  (54,834)
 Unrecognized cost - actuarial and investment
   losses, net                                          12,089            4,016
                                                    ----------       ----------
 Accrued benefit cost                               $  (42,310)      $  (50,818)
                                                    ==========       ==========


                                                             Year Ended
                                                   ----------------------------------       June 7, 2002 to      December 30, 2001
                                                   January 1, 2005     January 3, 2004     December 28, 2002      to June 6, 2002
                                                   ---------------     --------------      ----------------      ----------------
The components of pension cost are as follows:
 Service cost                                         $  7,014          $  6,549              $  3,778               $  2,306
 Interest cost on projected benefit
  obligation                                             7,828             7,068                 3,851                  2,719
 Expected return on plan assets                         (6,351)           (5,039)               (3,007)                (2,286)
 Net amortization and deferral:
  Unrecognized net (gain) loss                             (42)              (45)                                         341
  Unrecognized prior service cost                                                                                         100
  Unrecognized net asset                                                                                                   (5)
                                                      --------          --------              --------               --------
 Net pension cost                                     $  8,449          $  8,533              $  4,622               $  3,175
                                                      ========          ========              ========               ========



                                                               Year Ended
                                                   -----------------------------------     June 7, 2002 to      December 30, 2001
                                                   January 1, 2005     January 3, 2004    December 28, 2002      to June 6, 2002
                                                   ---------------     ---------------    ----------------      -----------------
The weighted-average assumptions used
 to determine net periodic benefit
 costs were as follows:
   Discount rate                                        6.25%              6.50%                6.50%                7.25%
   Rate of increase in compensation
     levels                                             4.00%              4.00%                4.00%                4.00%
   Expected long-term rate of
     return on plan assets                              8.50%              9.00%                9.00%                9.00%



                                             January 1, 2005     January 3, 2004
                                             --------------      ---------------
The weighted-average assumptions used to
  determine the benefit obligation at
  year-end were as follows:
   Discount rate                                   6.00%                 6.25%
   Rate of increase in compensation levels         4.00%                 4.00%

For future periods, the expected long-term rate of return on plan assets is 8.5%.

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments.

The asset allocation for the Company's pension plans as of January 1, 2005, January 3, 2004 and the target allocation for 2005, by asset category, follow.


                          Target Allocation
                              for 2005         January 1, 2005   January 3, 2004
                          -----------------    --------------    --------------
Equity securities                70%                73%               74%
Fixed income securities          30%                27%               26%
                                ----               ----              ----
  Total                         100%               100%              100%
                                ====               ====              ====

The Company has an administrative committee that oversees the investment of the assets of the plans and has created a target allocation investment policy for the assets as noted above.

The reduction in the discount rate in 2004 resulted in an increase of $5.6 million in the projected benefit obligation and is expected to result in an increase in pension expense for 2005 of approximately $0.4 million. The reduction in the discount rate in 2003 resulted in an increase of $5.1 million in the projected benefit obligation.

The plans' accumulated benefit obligation as of January 1, 2005 and January 3, 2004 was $121.2 million and $104.1 million, respectively.

The following benefit payments, which reflect expected future costs, are expected to be paid during the years ended December 31: (in thousands)


                                Estimated future
                                benefit payments
                                ----------------
          2005                        $ 3,738
          2006                          3,926
          2007                          4,367
          2008                          4,835
          2009                          5,350
       2010 - 2014                     38,673
                                      -------
                                      $60,889
                                      =======

The Company's estimated 2005 minimum required contributions to its defined benefit pension plans are approximately $4.6 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2005.

The Company and its subsidiaries also participate in various multi-employer plans which provide defined benefits to employees under collective bargaining agreements. Amounts charged to pension expense for such plans were $11.1 million, $8.0 million, $3.8 million and $2.8 million for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively. The Company has a defined contribution plan covering substantially all salaried and hourly employees not covered by collective bargaining agreements. Also, the Company has a defined contribution plan covering certain hourly employees covered by a number of collective bargaining agreements. Total expense for the Company's defined contribution plans was $4.4 million, $4.0 million, $1.9 million and $1.3 million for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively.


7. INCOME TAXES

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                           Successor                                   Predecessor
                                         ---------------------------------------------------        -----------------
                                                  Year Ended
                                         --------------------------
                                         January 1,       January 3,         June 7, 2002 to        December 30, 2001
Current income tax provision:               2005             2004           December 28, 2002        to June 6, 2002
                                         ----------       ---------         -----------------       ----------------
   Federal                               $  18,723         $ 21,298           $  11,990                 $  7,670
   State                                    10,376            7,755               2,678                    2,011
                                         ---------         --------           ---------                 --------
Total Current                               29,099           29,053              14,668                    9,681
Deferred income tax provision:
   Federal                                  14,578            8,062              (1,158)                  (1,959)
   State                                     1,047              187                (165)                    (309)
                                         ---------         --------           ---------                 --------
Total Deferred                              15,625            8,249              (1,323)                  (2,268)
                                         ---------         --------           ---------                 --------
   Total                                 $  44,724         $ 37,302           $  13,345                 $  7,413
                                         =========         ========           =========                 ========


Federal income tax at the statutory rate of 35% for Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002 and income tax expense as reported are reconciled as follows (in thousands):


                                                                           Successor                         Predecessor
                                                        ---------------------------------------------    ---------------
                                                                Year Ended
                                                        -------------------------
                                                        January 1,      January 3,   June 7, 2002 to     December 30, 2001
                                                           2005            2004     December 28, 2002     to June 6, 2002
                                                        ----------      ----------  -----------------    ----------------
Federal income tax at statutory rate                    $ 36,862       $ 32,183        $  11,831             $  6,419
State income taxes, net of federal tax benefits            7,273          4,848            1,576                  998
Other-net                                                    589            271              (62)                  (4)
                                                        --------       --------        ---------             --------
Income tax expense                                      $ 44,724       $ 37,302        $  13,345             $  7,413
                                                        ========       ========        =========             ========


The approximated tax effects of temporary differences as of January 1, 2005 and January 3, 2004 are as follows (in thousands):


                                           January 1, 2005                                      January 3, 2004
                             -------------------------------------------         --------------------------------------------
                               Assets         Liabilities        Total              Assets         Liabilities        Total
                             --------         -----------       --------         ---------         -----------      ---------
Allowance for
 doubtful accounts           $  1,377                           $  1,377          $  2,003                          $   2,003
Inventories                     2,903          $ (6,540)          (3,637)            2,809        $   (2,397)             412
Employee benefits              14,863                             14,863            13,845                             13,845
Accrued expenses
 not currently
 deductible                     4,162              (378)           3,784             3,231            (1,746)           1,485
                             --------          --------         --------          --------         ---------        ---------
Total current                  23,305            (6,918)          16,387            21,888            (4,143)          17,745
                             --------          --------         --------          --------         ---------        ---------

Depreciation and
 amortization                     636           (39,138)         (38,502)                            (31,683)         (31,683)
Employee benefit               16,933                             16,933            21,325                             21,325
Accrued expenses
 not currently
 deductible                    24,086                             24,086            36,745               (53)          36,692
Net operating loss
 carryforwards                  2,006                              2,006             1,827                              1,827
                             --------          --------         --------          --------         ---------        ---------
Total noncurrent               43,661           (39,138)           4,523            59,897           (31,736)          28,161
                             --------          --------         --------          --------         ---------        ---------
  Total                      $ 66,966          $(46,056)        $ 20,910          $ 81,785         $ (35,879)       $  45,906
                             ========          ========         ========          ========         =========        =========

Management believes that it is more likely than not that the net current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination include the historical operating results of the Company and expectations of future earnings. As of January 1, 2005, the Company has state net operating loss carryforwards of approximately $42 million which are due to expire beginning 2015. Of the state net operating losses, $22 million is subject to an annual limitation of approximately $5 million under state regulations similar to Section 382 of the Internal Revenue Code of 1986, as amended.


8. LEASE OBLIGATIONS AND CONTINGENT LIABILITIES

Rent expense and related subleasing income under operating leases are as follows (in thousands):

                                                Rent Expense
                                       -----------------------------  Subleasing
Period                                  Minimum           Contingent     Income
------                                 -----------        ----------   --------
Fiscal 2004                             $64,827           $1,040        $20,017
Fiscal 2003                              49,540              271         17,418
June 7, 2002 to December 28, 2002        24,606              108         12,058
December 30, 2001 to June 6, 2002        17,974              592          9,625


In addition, many of the store leases obligate the Company to pay real estate taxes, insurance and maintenance costs, and contain multiple renewal options, exercisable at the Company's option, that generally range from one additional five-year period to four additional five-year periods. Those items are not included in the rent expense listed above.

Contingent rentals may be paid under certain store leases on the basis of the store's sales in excess of stipulated amounts.

Future minimum rental payments under long-term leases, assuming the exercise of certain lease extension options, are as follows at January 1, 2005
(in thousands):

                                   Operating       Capitalized         Sublease
                                     Leases          Leases              Income
                                   ---------       -----------         --------
2005                             $   75,718        $  6,399            $ 16,069
2006                                 76,275           6,430              15,356
2007                                 75,022           6,486              13,654
2008                                 73,111           6,605              11,593
2009                                 69,743           6,709               8,532
Thereafter                          679,201          61,495              35,932
                                 ----------        --------            --------
  Total                          $1,049,070          94,124            $101,136
                                 ==========                            ========
Amount representing interest                         39,873
                                                   --------
Present value of net minimum lease payments          54,251
Current portion                                       1,844
                                                   --------
Long-term portion                                  $ 52,407
                                                   ========


Of the operating lease commitments disclosed above, approximately $39.4 million has been accrued for in the closed facility reserve at January 1, 2005.

Sublease income to be received relates primarily to subletting of retail store locations, for which the Company is the primary obligor, to third party retail operators typically supplied by the Company's wholesale operations.

Assets under capital leases, consisting of retail store sites, had a net book value of $41.8 million, net of accumulated amortization of $5.1 million, at January 1, 2005 and $39.9 million, net of accumulated amortization of $2.2 million, at January 3, 2004. The January 1, 2005 balance reflects the final purchase price allocation to assets under capital leases acquired as part of the Rainbow Minneapolis Acquisition.

The Company is involved in various claims and litigation arising in the normal course of business. In the opinion of management, the ultimate resolution of these actions will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

The Company has guaranteed a customer lease amounting to $0.2 million at January 1, 2005. As the Company does not expect to pay such amount, nothing was accrued at January 1, 2005.


9. SHAREHOLDER'S EQUITY

The Predecessor Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. If the Predecessor Company had elected to recognize compensation cost for the plan based on the fair value of the options at the grant dates, consistent with the method prescribed by SFAS No. 123, pro-forma net income for the period from December 30, 2001 to June 6, 2002 would have decreased by less than $100,000.

SAR holders of the Predecessor Company were entitled, upon exercise of a SAR, to receive cash in an amount equal to the excess of the fair market value per share of the Company's common stock as of the date on which the SAR is exercised over the base price of the SAR. With the change in control of the Company, SARs previously granted and not exercised became exercisable, and were exercised on June 6, 2002 and resulted in $5.2 million of expense recorded in the period from December 30, 2001 to June 6, 2002.

10. SEGMENT REPORTING

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets primarily located in the Midwest. The Company has two reportable segments - wholesale and retail. The Company's retail segment sells directly to the consumer while the wholesale distribution segment sells to both Company-owned and independent retail food stores. The accounting policies of the reportable segments are the same as those described in Note 2. In 2004, 2003 and 2002, no customer accounted for over 10% of net sales and service fees.

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

(In thousands)

                                                             Successor                                  Predecessor
                                        ---------------------------------------------------------     --------------
                                                     Year Ended
                                        ---------------------------------------  June 7, 2002 to      December 30, 2001
                                        January 1, 2005    January 3, 2004      December 28, 2002       to June 6, 2002
                                        ---------------    ---------------      -----------------     -----------------
NET SALES AND SERVICE FEES
   Retail                               $ 3,011,308         $2,424,488             $   929,745             $   636,806
   Wholesale                              3,376,055          3,319,927               1,692,699               1,303,335
   Eliminations                          (1,613,193)        (1,396,195)               (558,990)               (390,274)
                                        -----------         ----------             -----------             -----------
   Consolidated                         $ 4,774,170         $4,348,220             $ 2,063,454             $ 1,549,867
                                        ===========         ==========             ===========             ===========

INCOME BEFORE INCOME TAXES
   Retail                               $    74,275         $   64,479             $    26,125             $    16,168
   Wholesale                                110,066             99,215                  39,814                  28,959
   Corporate                                (79,023)           (71,744)                (32,136)                (26,786)
                                        -----------         ----------             -----------             -----------
   Consolidated                         $   105,318         $   91,950             $    33,803             $    18,341
                                        ===========         ==========             ===========             ===========

DEPRECIATION AND AMORTIZATION
   Retail                               $    42,945         $   27,534             $    12,980             $     9,105
   Wholesa                                    5,607              6,121                   5,505                   4,405
   Corpora                                   18,808             19,223                  14,103                   5,160
                                        -----------         ----------             -----------             -----------
   Consoli                              $    67,360         $   52,878             $    32,588             $    18,670
                                        ===========         ==========             ===========             ===========

INTEREST (excluding amortization
    of deferred financing costs)
   Retail                               $    19,897         $   18,529             $     6,543             $     6,132
   Wholesale                                  3,660              2,171                   1,342                   2,146
   Corporate                                 17,865             21,594                  11,528                   4,518
                                        -----------         ----------             -----------             -----------
   Consolidated                         $    41,422         $   42,294             $    19,413             $    12,796
                                        ===========         ==========             ===========             ===========

CAPITAL EXPENDITURES
   Retail                               $    61,284         $   37,420             $    13,031             $     5,273
   Wholesale                                  6,830              5,494                   4,581                   1,426
   Corporate                                 22,300             14,740                   5,042                   3,943
                                        -----------         ----------             -----------             -----------
   Consolidated                         $    90,414         $   57,654             $    22,654             $    10,642
                                        ===========         ==========             ===========             ===========

IDENTIFIABLE ASSETS (at year-end)
   Retail                               $   747,972         $  711,933
   Wholesale                                595,455            613,335
   Corporate                                227,927            205,152
                                        -----------         ----------
   Consolidated                         $ 1,571,354         $1,530,390
                                        ===========         ==========

GOODWILL (at year-end)
   Retail                               $   345,618         $  319,052
   Wholesale                                346,989            320,943
                                        -----------         ----------
   Consolidated                         $   692,607         $  639,995
                                        ===========         ==========



11. ASSET VALUATION ALLOWANCES

Allowance for losses consists of the following (in thousands):

                                                      Additions
                                                        Charged      Recoveries
                                        Balance at    (Credited)        to          Balance
                                        Beginning         to        (Deductions     at End
Description                             of Period      Expenses    From) Reserve   of Period
----------------------------------      ----------    ---------    -------------   ---------
January 1, 2005:
Current receivables                      $5,012         (1,023)         (583)        $3,406

January 3, 2004:
Current receivables                      $5,577           (428)         (137)        $5,012
Notes receivable, long-term              $1,475                       (1,475)

June 7, 2002 to December 28, 2002:
Current receivables                      $6,292         (1,193)          478        $ 5,577
Notes receivable, long-term              $1,300            175                      $ 1,475

December 30, 2001 to June 6, 2002:
Current receivables                      $7,021           (701)          (28)       $ 6,292
Notes receivable, long-term              $1,300                                     $ 1,300

Deductions from the reserve represent accounts written off, less recoveries.

12. CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Notes. The accounting policies for all entities are consistent with those previously described herein.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended January 1, 2005 (Successor)
(In thousands)

                                                                                Combined
                                          Roundy's        Subsidiaries         Eliminations           Total
                                        ----------        ------------         ------------        ----------
Revenues:
Net sales and service fees              $1,653,173        $4,132,804           $(1,011,807)       $4,774,170
Other-net                                    1,653             1,501                                   3,154
                                        ----------        ----------           -----------        ----------
                                         1,654,826         4,134,305            (1,011,807)        4,777,324
                                        ----------        ----------           -----------        ----------
Costs and Expenses:
Cost of sales                            1,507,206         3,228,215              (992,930)        3,742,491
Operating and administrativ                144,265           760,027               (18,877)          885,415
Interest expense                            19,029            25,071                                  44,100
                                        ----------        ----------           -----------        ----------
                                         1,670,500         4,013,313            (1,011,807)        4,672,006
                                        ----------        ----------           -----------        ----------

Income Before Income Taxes                 (15,674)          120,992                                 105,318
Provision for Income Taxes                  13,089            31,635                                  44,724
Equity in earnings of subsidiaries          89,357                                 (89,357)
                                        ----------        ----------           -----------        ----------
Net Income                              $   60,594        $   89,357           $   (89,357)       $   60,594
                                        ==========        ==========           ===========        ==========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended January 3, 2004 (Successor)
(In thousands)

                                                          Combined
                                          Roundy's      Subsidiaries         Eliminations           Total
                                        ----------      ------------         ------------        ----------
Revenues:
Net sales and service fees              $1,665,138       $3,596,852           $(913,770)         $4,348,220
Other-net                                      942            1,246                                   2,188
                                        ----------       ----------           ---------          ----------
                                         1,666,080        3,598,098            (913,770)          4,350,408
                                        ----------       ----------           ---------          ----------
Costs and Expenses:
Cost of sales                            1,494,713        2,866,832            (895,229)          3,466,316
Operating and administrative               138,357          626,753             (18,541)            746,569
Interest expense                            22,290           23,283                                  45,573
                                        ----------       ----------           ---------          ----------
                                         1,655,360       3,516,868            (913,770)           4,258,458
                                        ----------      ----------            --------           ----------

Income Before Income Taxes                  10,720           81,230                                  91,950
Provision for Income Taxes                   8,565           28,737                                  37,302
Equity in earnings of subsidiarie           52,493                              (52,493)
                                        ----------       ----------           ---------          ----------
Net Income                              $   54,648       $   52,493           $ (52,493)         $   54,648
                                        ==========       ==========           =========          ==========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
June 7, 2002 to December 28, 2002 (Successor)
(In thousands)

                                                                                Combined
                                         Roundy's        Subsidiaries         Eliminations           Total
                                        ---------        ------------         ------------       -----------
Revenues:
Net sales and service fees              $ 867,590         $1,572,084           $(376,220)         $2,063,454
Other-net                                     327                880                                   1,207
                                        ---------         ----------            --------          ----------
                                          867,917          1,572,964            (376,220)          2,064,661
                                        ---------         ----------           ---------          ----------
Costs and Expenses:
Cost of sales                             787,902          1,275,864            (368,820)          1,694,946
Operating and administrative               56,630            265,667              (7,400)            314,897
Interest                                   11,011             10,004                                  21,015
                                        ---------         ----------            --------          ----------
                                          855,543          1,551,535            (376,220)          2,030,858
                                        ---------         ----------           ---------          ----------

Income Before Income Taxes                 12,374             21,429                                  33,803
Provision for Income Taxes                  4,885              8,460                                  13,345
Equity in earnings of subsidiaries         12,969                                (12,969)
                                        ---------         ----------           ---------          ----------
Net Income                              $  20,458         $   12,969           $ (12,969)         $   20,458
                                        =========         ==========           =========          ==========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)

                                                                             Combined
                                         Roundy's       Subsidiaries       Eliminations         Total
                                       ----------       ------------       ------------       ----------
Revenues:
Net sales and service fees             $  642,969        $1,183,843        $(276,945)         $1,549,867
Other-net                                     (51)              745                                  694
                                       ----------        ----------        ---------          ----------
                                          642,918         1,184,588         (276,945)          1,550,561
                                       ----------        ----------        ---------          ----------
Costs and Expenses:
Cost of sales                             583,559           962,442         (271,577)          1,274,424
Operating and administrative               49,874           192,125           (5,368)            236,631
SARs and other termination costs            7,400                                                  7,400
Interest                                    6,498             7,267                               13,765
                                       ----------        ----------        ---------          ----------
                                          647,331         1,161,834         (276,945)          1,532,220
                                       ----------        ----------        ---------          ----------

Income (Loss) Before Income Taxes          (4,413)           22,754                               18,341
Provision (Benefit) for Income Taxes       (1,783)            9,196                                7,413
Equity in earnings of subsidiaries         13,558                            (13,558)
                                       ----------        ----------        ---------          ----------
Net Income                             $   10,928        $   13,558        $ (13,558)         $   10,928
                                       ==========        ==========        =========          ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 1, 2005 (Successor)
(In thousands)

                                                                                   Combined
Assets                                            Roundy's        Subsidiaries   Eliminations        Total
                                                ------------      ------------   ------------        -----
Current Assets:
  Cash and cash equivalents                     $    70,941        $    34,800                    $   105,741
  Notes and accounts receivable-ne                   19,253             42,217    $    (3,349)         58,121
  Merchandise inventories                            61,960            195,887                        257,847
  Prepaid expenses                                    5,642              8,387                         14,029
  Deferred income tax benefits                        1,773             14,614                         16,387
                                                -----------        -----------    -----------     -----------

    Total current assets                            159,569            295,905         (3,349)        452,125
                                                -----------        -----------    -----------     -----------

Property and Equipment-Net                           35,227            307,999                        343,226

Other Assets:
  Investment in subsidiaries                        397,943                          (397,943)
  Intercompany receivables                          395,532                          (395,532)
  Deferred income tax benefi                          4,523                                             4,523
  Notes receivable                                      341              1,440                          1,781
  Goodwill and other assets                         248,871            520,828                        769,699
                                                -----------        -----------    -----------     -----------

    Total other assets                            1,047,210            522,268       (793,475)        776,003
                                                -----------        -----------    -----------     -----------

Total assets                                    $ 1,242,006        $ 1,126,172    $  (796,824)    $ 1,571,354
                                                ===========        ===========    ===========     ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                              $   150,012        $   148,112    $      (927)    $   297,197
  Accrued expenses                                   63,945             50,613         (2,422)        112,136
  Current maturities of long-term debt
    and capital lease obligations                     2,665              1,900                          4,565
  Intercompany payable                                                 395,532       (395,532)
  Income taxes                                        9,875                                             9,875
                                                -----------        -----------    -----------     -----------

    Total current liabilities                       226,497            596,157       (398,881)        423,773
                                                -----------        -----------    -----------     -----------

Long-Term Debt and Capital Lease Obligations        543,686             52,427                        596,113

Other Liabilities                                    21,623             79,645                        101,268
                                                -----------        -----------    -----------     -----------

    Total liabilities                               791,806            728,229       (398,881)      1,121,154


Shareholder's Equity                                450,200            397,943       (397,943)        450,200
                                                -----------        -----------    -----------     -----------

Total liabilities and shareholder's equity      $ 1,242,006        $ 1,126,172    $  (796,824)    $ 1,571,354
                                                ===========        ===========    ===========     ===========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 3, 2004 (Successor)
(In thousands)

                                                                                     Combined
Assets                                           Roundy's        Subsidiaries     Eliminations       Total
                                               ------------      ------------     ------------       -----
Current Assets:
  Cash and cash equivalents                    $   49,059        $   40,947                       $   90,006
  Notes and accounts receivable-net                33,129            59,004        $ (10,204)         81,929
  Merchandise inventories                          53,363           198,525                          251,888
  Prepaid expenses                                  4,532             7,897                           12,429
  Deferred income tax benefits                     (3,160)           20,905                           17,745
                                                ----------       ----------        ---------      ----------

    Total current assets                          136,923          327,278           (10,204)        453,997
                                               ----------       ----------         ---------      ----------

Property and Equipment-Net                         19,784          300,365                           320,149

Other Assets:
  Investment in subsidiaries                      249,422                           (249,422)
  Intercompany receivables                        476,528                           (476,528)
  Deferred income tax benefits                     28,161                                            28,161
  Notes receivable                                    615            2,262                            2,877
  Goodwill and other assets                       266,722          458,484                          725,206
                                               ----------       ----------         ---------      ---------

    Total other assets                          1,021,448          460,746          (725,950)        756,244
                                               ----------       ----------         ---------      ----------

Total assets                                   $1,178,155       $1,088,389         $(736,154)     $1,530,390
                                               ==========       ==========         =========      ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                             $  150,376       $  154,087        $   (7,730)     $  296,733
  Accrued expenses                                 60,387           71,586            (2,474)        129,499
  Current maturities of long-term debt and
    capital lease obligations                       2,500            1,729                            4,229
  Intercompany payable                                             476,528          (476,528)
  Income taxes                                     12,221             (439)                           11,782
                                               ----------       ----------        ----------      ----------

    Total current liabilities                     225,484          703,491          (486,732)        442,243
                                               ----------       ----------        ----------      ----------

Long-Term Debt and Capital Lease Obligations      543,417           54,333                           597,750

Other Liabilities                                  19,648           81,143                           100,791
                                               ----------       ----------        ----------      ----------

    Total liabilities                             788,549          838,967          (486,732)      1,140,784


Shareholder's Equity                              389,606          249,422          (249,422)        389,606
                                               ----------       ----------        ----------      ----------

Total liabilities and shareholder's equity     $1,178,155       $1,088,389        $ (736,154)     $1,530,390
                                               ==========       ==========        ==========      ==========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended January 1, 2005 (Successor)
(In thousands)


                                                                                   Combined
                                                                Roundy's         Subsidiaries       Total
                                                               ---------         ------------     ---------
Net Cash Flows Provided by (Used in) Operating Activities      $(27,154)          $ 191,169       $ 164,015
                                                               --------           ---------       ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                          (20,534)            (65,303)        (85,837)
  Payment for business acquisitions net of cash acquired                            (61,782)        (61,782)
  Other                                                             146                 950           1,096
                                                               --------           ---------       ---------
  Net cash flows used in investing activities                   (20,388)           (126,135)       (146,523)
                                                               --------           ---------       ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                              3,000                               3,000
  Payments of debt                                               (2,605)             (1,735)         (4,340)
  Common stock purchased, sold and debt issuance costs             (417)                               (417)
  Intercompany receivables-net                                   69,446             (69,446)
                                                               --------           ---------       ----------
  Net cash flows (used in) provided by financing activities      69,424             (71,181)         (1,757)
                                                               --------           ---------       ---------

Net Increase in Cash and Cash Equivalents                        21,882              (6,147)         15,735

Cash And Cash Equivalents, Beginning Of Year                     49,059              40,947          90,006
                                                               --------           ---------       ---------
Cash And Cash Equivalents, End Of Year                         $ 70,941           $  34,800       $ 105,741
                                                               ========           =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended January 3, 2004 (Successor)
(In thousands)

                                                                                   Combined
                                                                Roundy's         Subsidiaries        Total
                                                              ----------         ------------      ---------
Net Cash Flows Provided by Operating Activities               $   30,479          $ 129,036        $ 159,515
Cash Flows From Investing Activities:                         ----------          ---------        ---------
  Capital expenditures-net of proceeds                           (12,764)           (43,336)         (56,100)
  Payment for business acquisitions net of cash acquired        (148,529)                           (148,529)
  Notes receivable                                                    25                621              646
                                                               ---------          ---------        ---------
  Net cash flows used in investing activities                   (161,268)           (42,715)        (203,983)
                                                               ---------          ---------        ---------

Cash Flows From Financing Activities:
  Payments of debt                                                (3,125)            (1,078)          (4,203)
  Debt issuance costs                                             (1,101)                             (1,101)
  Contributed capital
  Intercompany receivables-net                                    66,767            (66,767)
                                                               ---------          ---------        ----------
  Net cash flows (used in) provided by  financing activities      62,541            (67,845)          (5,304)
                                                               ---------          ---------        ---------

Net Decrease in Cash and Cash Equivalents                        (68,248)            18,476          (49,772)

Cash And Cash Equivalents, Beginning Of Period                   117,307             22,471          139,778
                                                               ---------          ---------        ---------
Cash And Cash Equivalents, End Of Period                       $  49,059          $  40,947        $  90,006
                                                               =========          =========        =========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from June 7, 2002 to December 28, 2002 (Successor)
(In thousands)

                                                                                   Combined
                                                                 Roundy's        Subsidiaries        Total
                                                               ----------          ------------     ---------
Net Cash Flows Provided by (used in) Operating Activities      $ (34,276)        $ 110,814        $  76,538
Cash Flows From Investing Activities:                          ---------         ---------        ---------
  Capital expenditures-net of proceeds                            (6,256)          (16,046)         (22,302)
  Acquisition of Roundy's                                       (323,307)         (220,372)        (543,679)
  Payment for business acquisitions net of cash acquired         (40,631)                           (40,631)
  Notes receivable                                                   103             1,006            1,109
                                                               ---------         ---------         --------
  Net cash flows used in investing activities                   (370,091)         (235,412)        (605,503)
                                                               ---------         ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                             549,625                            549,625
  Interest rate swap termination paymen                           (6,652)                            (6,652)
  Payments of debt                                              (166,524)             (248)        (166,772)
  Debt issuance costs                                            (21,958)                           (21,958)
  Contributed capital                                            314,500                            314,500
  Intercompany receivables-net                                  (147,317)          147,317
                                                               ---------         ---------        ---------
  Net cash flows provided by financing activities                521,674           147,069          668,743
                                                               ---------         ---------        ---------

Net Increase in Cash and Cash Equivalents                        117,307            22,471          139,778

Cash And Cash Equivalents, Beginning Of Period
                                                               ---------         ---------        ---------
Cash And Cash Equivalents, End Of Period                       $ 117,307         $  22,471        $ 139,778
                                                               =========         =========        =========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period from December 30, 2001 to June 6, 2002 (Predecessor)
(In thousands)

                                                                                 Combined
                                                              Roundy's          Subsidiaries     Total
                                                              --------          ------------     --------
Net Cash Flows Provided by (Used in) Operating Activities     $ (5,495)          $ 50,339        $ 44,844
Cash Flows From Investing Activities:                         --------           --------        --------
  Capital expenditures-net of proceeds                          (4,008)            (6,156)        (10,164)
  Notes receivable                                                 318                561             879
                                                              --------           --------        --------
  Net cash flows used in investing activities                   (3,690)            (5,595)         (9,285)
                                                              --------           --------        --------

Cash Flows From Financing Activities:
  Payments of debt                                             (48,450)              (168)        (48,618)
  Debt issuance costs                                              (56)                               (56)
  Intercompany receivables-net                                  39,916            (39,916)
                                                              --------           --------        ---------
  Net cash flows used in financing activities                   (8,590)           (40,084)        (48,674)
                                                              --------           --------        --------

Net (Decrease)Increase in Cash and Cash Equivalents            (17,775)             4,660         (13,115)

Cash And Cash Equivalents, Beginning Of Period                  23,137             22,379          45,516
                                                              --------           --------        --------
Cash And Cash Equivalents, End Of Period                      $  5,362           $ 27,039        $ 32,401
                                                              ========           ========        ========


13. SUBSEQUENT EVENTS

On February 24, 2005, the Company signed a definitive agreement to sell (i) two distribution centers located in Lima, Ohio and Westville, Indiana and the related operations of these distribution centers and (ii) two retail stores located in Ohio to Nash Finch for approximately $226 million in cash, subject to certain post closing adjustments. The closing of the transaction is subject to customary conditions, including governmental approvals. The transaction is expected to close within thirty to sixty days from the date of the asset purchase agreement. The Company recognized combined revenues from these two distribution centers of approximately $941.4 million, $918.2 million, $534.1 million and $362.1 million in Fiscal 2004, Fiscal 2003, the period from June 7, 2002 to December 28, 2002 and the period from December 30, 2001 to June 6, 2002, respectively. The assets to be sold consist primarily of inventory, accounts receivable, land, buildings and equipment. Upon consummation of the sale, the Company expects to recognize a gain on the sale of discontinued operations, net of applicable taxes, and will report such operations as discontinued operations in the Company's consolidated statements of income.

On March 10, 2005, the Company executed the fourth amendment to its Credit Agreement. The fourth amendment makes changes to the Credit Agreement necessary to permit the Company's disposition of assets to Nash Finch, requires the Company to use $125 million of the proceeds from such asset disposition to repay a portion of the term loan and allows the Company to reinvest the remaining net proceeds, increases the annual limitation on capital expenditures to $100 million and clarifies certain provisions regarding the Company's ability to consummate future acquisitions.

In January 2005 the Company began shipping certain products from its new 1.1 million square foot distribution center in Oconomowoc, Wisconsin. This new facility will replace the Company's owned and leased facilities in Wauwatosa, Wisconsin, and will become the primary distribution center for Roundy's retail operations in southeastern Wisconsin. This new facility will also supply certain of the Company's independent retailers throughout Wisconsin. The new facility was necessitated by the growth of the Company's retail operations over the past several years and positions Roundy's to continue to grow its retail operations and independent distribution business in the Upper Midwest. The move to the Oconomowoc distribution center will continue throughout the first quarter of 2005 and the facility will become fully operational in April 2005 when the Company completes the transition of perishable departments.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and disclose important information timely. The Company concluded that the controls and procedures were effective as of January 1, 2005 to ensure material information was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter ended January 1, 2005, the Company made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.



ITEM 9B. OTHER INFORMATION

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of Roundy's are as follows:

Name                       Age     Position(s) Held with Roundy's
----                       ---     ------------------------------

Robert A. Mariano          54      Chairman of the Board, Chief Executive
                                   Officer and President; Director

Darren W. Karst            45      Executive Vice President and Chief Financial
                                   Officer

John W. Boyle              47      Group Vice President, Information Technology
                                   and Business Process

Ronald Cooper              54      Group Vice President, Sales and Marketing

Gary L. Fryda              52      Group Vice President, Retail Operations,
                                   Customer Satisfaction

Edward G. Kitz             51      Group Vice President, Legal, Risk and
                                   Treasury, Corporate Secretary

Robin S. Michel            50      Group Vice President, Merchandising and
                                   Procurement

Donald S. Rosanova         55      Group Vice President, Supply Chain

Michael J. Schmitt         56      Group Vice President, Wholesale Development
                                   and Real Estate

Colleen J. Stenholt        54      Group Vice President, Human Resources

Jeffrey D. Beyer           37      Director

Ralph W. Drayer            60      Director

J. Landis Martin           59      Director

Avy H. Stein               50      Director

John R. Willis             55      Director


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

John W. Boyle has served as Group Vice President, Information Technology and Business Process since October 2003. From May 2003 until October 2003 Mr. Boyle served as Vice President, Business Process Excellence. From May 2002 until May 2003 Mr. Boyle performed independent consulting including seven months at Roundy's. From 1999 until February 2002 Mr. Boyle held various management positions at Storage Networks, Inc. Mr. Boyle served as Vice President, Administration from January 1995 and as Group Vice President, Information Technology and Store Planning at Dominick's from March 1996 until its sale in 1998. From 1992 until 1995 Mr. Boyle served as Vice President, Information Technology at Food 4 Less Supermarkets, Inc.

Ronald Cooper has served as Group Vice President Sales and Marketing since December 2004. Mr. Cooper joined Roundy's in March 2004 and served as Vice President of Sales Planning and Retail Pricing until December 2004. From 1998 through February 2004, Mr. Cooper served as Vice President of General Merchandise and Health and Beauty Care for Dominick's. Mr. Cooper served as Director of Sales and Marketing, Special Promotions and Retail Pricing for Dominick's from 1992 through 1998. Mr. Cooper had various positions with Dominick's from 1986 to 1992.

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

Donald S. Rosanova has served as Group Vice President, Supply Chain since October 2002. Prior to this position, Mr. Rosanova was Vice President of Operations from 1999 to 2002 with Edward Don & Company, a provider of food service supplies and equipment. Prior to that, Mr. Rosanova served as Group Vice President of Operations at Dominick's from 1996 to November 1998 and held various management positions within Dominick's from 1971 to 1996.

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

Jeffrey D. Beyer has been a director of Roundy's since October 2002. Mr. Beyer is a Principal at Willis Stein & Partners. Prior to joining Willis Stein in May 2002, Mr. Beyer was a management consultant at the Boston Consulting Group from 1998 to 2002. Prior to joining Boston Consulting Group, Mr. Beyer attended Stanford University's Graduate School of Business from September 1996 to June 1998, where he received an M.B.A. degree. Mr. Beyer served as Vice President in the mergers and acquisitions group of Bear Stearns from July 1989 to August 1996.

Ralph W. Drayer has been a director of Roundy's since October 2002. Mr. Drayer is Founder and Chairman of Supply Chain Insights, LLC, a supply chain strategy consultancy. Prior to founding Supply Chain Insights, LLC in 2001, Mr. Drayer was with Procter and Gamble for 32 years from 1962 to 2001. Mr. Drayer held a number of distribution, logistics, customer service and customer business development positions with Procter and Gamble, both domestically and internationally most recently as Vice President-Efficient Customer Response-Worldwide.

J. Landis Martin has been a director of Roundy's since January 2005. Mr. Martin has been Chairman and Chief Executive Officer of Titanium Metals Corporation, an integrated producer of titanium metals since January 1994. Mr. Martin served as President and Chief Executive Officer of NL Industries, Inc. ("NL") from 1987 to 2003 and as a director from 1986 to 2003. He also serves as director of Apartment Investment Management Company, Crown Castle International Corporation (non-executive chairman) and Halliburton Company.

Avy H. Stein has been a director of RAC and Roundy's since June 6, 2002. Mr. Stein is a Managing Director of Willis Stein & Partners L.P. Prior to the formation of Willis Stein in 1994, Mr. Stein served as a Managing Director of CIVC Partners from 1989 to 1994. From 1984 to 1985, Mr. Stein was President of Cook Energy Corporation and Vice President of Corporate Planning and Legal Affairs at Cook International, Inc. From 1980 through 1983, Mr. Stein was an attorney with Kirkland & Ellis. Mr. Stein has also served as a special consultant for mergers and acquisitions to the Chief Executive Officer of NL and as the Chief Executive Officer of Regent Corporation. He currently serves as a director of several companies, including Ziff Davis Media, Inc. and other Willis Stein portfolio companies.

John R. Willis has been the Vice President and Secretary and a director of RAC and a director of Roundy's since October, 2002. Mr. Willis is a Managing Director of Willis Stein Partners L.P. Prior to the formation of Willis Stein in 1994, Mr. Willis served as President and a director of CIVC Partners from 1989 to 1994. In 1988, he founded the Continental Mezzanine Investment Group and was its manager through 1990. Mr. Willis currently serves as a director of several companies, including Aavid Thermal Technologies, Inc., Ziff Davis Media, Inc. and other Willis Stein portfolio companies.

Code of Ethics
The Company has adopted a Code of Business Conduct (the "Code") within the meaning of the term "Code of Ethics" under Item 406(b) of Regulation S-K. The Code applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions and all employees. The Code is publicly available on the Company's website at http://www.roundys.com.

Audit Committee
The Company's Board of Directors has an Audit Committee comprised of Messrs. Beyer, Drayer and Martin. Mr. Beyer is the Chairman of the Committee. The Company has identified Messrs. Beyer and Martin as the "financial experts" as
defined by applicable SEC rules.   Roundy's has determined that Mr. Beyer is not
"independent" as defined for purposes of the SEC rules because he is a principal of Willis Stein, the majority owner of RAC, Roundy's parent company. Roundy's has determined that Messrs. Martin and Drayer are "independent."

ITEM 11. Executive Compensation

The following table shows the compensation for the past three years of the Company's Chief Executive Officer and the next four most highly compensated executive officers performing policy-making functions for Roundy's, Inc. The five individuals named in the table below are collectively referred to as the "named executive officers":

                                                         Annual
                                                      Compensation
                                                         Salary                             All Other
Name and Principal Position                Year          (1) (2)           Bonus         Compensation(3)
---------------------------                ----         ---------         --------       ---------------
Robert A. Mariano(4)                       2004         $650,000          $520,000           $13,437
  Chairman, President and                  2003          611,539           600,000             9,399
  Chief Executive Officer                  2002          339,230           348,000             6,862

Darren W. Karst(4)                         2004          475,000           380,000            11,562
  Executive Vice President and             2003          458,654           450,000            10,134
  Chief Financial Officer                  2002          254,423           261,000             5,048

Gary L. Fryda                              2004          354,757           143,540            13,128
  Group Vice President, Retail             2003          348,773           171,238            11,363
  Operations and Customer Satisfaction     2002          332,500            79,967            10,449

Robin S. Michel(5)                         2004          311,250           126,000             4,483
  Group Vice President, Merchandising      2003           92,308            62,500               124
  and Procurement                          2002

Donald S. Rosanova(6)                      2004          308,865           128,000            16,884
  Group Vice President, Supply Chain       2003          295,577           145,000             6,427
                                           2002           55,769            36,250

(1) Includes amounts (if any) deferred pursuant to the Company's Deferred Compensation Plan.
(2) Pursuant to applicable SEC regulations, perquisites and other personal benefits are omitted because they did not exceed the lesser of either $50,000 or 10% of the total of salary and bonus.
(3) "All Other Compensation" includes the following:

                                                     Company
                                      Life         Contributions      Deferred
                                    Insurance           to         Compensation
Name                      Year      Benefit(a)      401(k)Plans       Plan (b)
-------------------       ----      ----------     ------------     ------------
Robert A. Mariano         2004      $13,437
                          2003        9,399
                          2002        6,862

Darren W. Karst           2004        5,062          $6,500
                          2003        4,134           6,000
                          2002        4,069             979

Gary L. Fryda             2004        5,861           6,500            $767
                          2003        4,501           6,000             862
                          2002        4,390           5,500             559

Robin S. Michel           2004        4,483
                          2003          123
                          2002

Donald S. Rosanova        2004       11,311           5,573
                          2003        1,279           5,148
                          2002
         (a) Life Insurance Benefit consists of premiums on term life insurance.
         (b) Estimated above-market portion of interest accrued on amounts deferred under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan" below. Only Mr. Fryda participated in the Deferred Compensation Plan during the periods indicated.
(4) Messrs. Mariano and Karst were employed by the Company beginning June 7,
    2002.
(5) Ms. Michel's employment by the Company began September 15, 2003.
(6) Mr. Rosanova's employment by the Company began October 21, 2002.

Executive Agreements
--------------------
Robert A. Mariano. In connection with the Transactions, the Company entered into an Executive Agreement with Mr. Mariano, which governs the terms of Mr. Mariano's employment with it. In his Executive Agreement, Mr. Mariano agreed to serve as the Chairman of the Board, Chief Executive Officer and President until he resigns or until the Company terminates his employment. While employed by the Company, Mr. Mariano will receive an annual base salary of $600,000, subject to increase by the Company's Board of Directors. Mr. Mariano is also eligible for a bonus of up to 100% of his base salary based upon the achievement of certain financial goals. In addition, he is entitled to customary benefits for which senior executives of the Company are generally eligible. Mr. Mariano's employment will continue until his death or incapacity, termination by the Company, with or without cause, or his resignation for any reason. His Executive Agreement provides for an initial term of employment of five years. If Mr. Mariano's employment is terminated by the Company prior to that time without cause, or if he resigns with good reason (each as defined in the Executive Agreement), he will be entitled to one year of his base salary and employee benefits through the first anniversary of his termination. Mr. Mariano's Executive Agreement also contains customary noncompetition provisions. Mr. Mariano's Executive Agreement also provides for the purchase by him of shares of RAC common stock in exchange for a promissory note. The RAC common stock he purchased under the Executive Agreement is subject to time vesting provisions, which will vest ratably over a five year period.

Darren W. Karst. Mr. Karst entered into an Executive Agreement on substantially similar terms to those contained in Mr. Mariano's Executive Agreement, except that his base salary is $450,000, subject to increase by the Company's Board of Directors.

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

Gary L. Fryda. The Company has an employment agreement with Mr. Fryda, which expires on April 1, 2005. The agreement requires Mr. Fryda to perform certain services for the Company and provides Mr. Fryda with an initial base annual salary of $332,500. Mr. Fryda is also entitled to participate in certain employee benefit programs, which the Company makes generally available to its executives from time to time. During the employment period and for a period of two years after termination of employment (under certain circumstances), Mr. Fryda agrees not to compete with the Company based on certain terms described in the agreement.

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

Deferred Compensation Plan
--------------------------
Prior to January 1, 2005 the Company maintained a deferred compensation plan, applicable to certain officers, to assist those officers in deferring income until their retirement, death or other termination of employment. Of the named executive officers, only Mr. Fryda participates in the Deferred Compensation Plan. Monthly interest is credited to each participant's account based on the Moody's Long Term Bond Rate in effect on January 1 of each year plus 2%. Upon death of a participant prior to termination of employment and before any periodic payments have started, the Company will pay to the participant's designated beneficiary a pre-retirement death benefit equal to five times the total aggregate deferral commitment of the participant payable in equal annual installments over a 10 year period. The Company has purchased life insurance policies on the lives of the participants to fund its liabilities under the plan. The Company established a trust to hold assets to be used to pay benefits under the deferred compensation plan; however, the rights of any particular beneficiary or estate to benefits under the deferred compensation plan are solely those of an unsecured creditor of the Company.

Effective January 1, 2005, the Company amended the plan to discontinue future compensation deferrals by the participants.

Board of Directors Compensation
-------------------------------
A formal Board compensation policy was adopted on March 18, 2003. Directors who are employees or principals of Roundy's or Willis Stein will receive no fees for serving as directors, and other Directors (Messrs. Drayer and Martin) will receive $30,000 per year, prorated on an annual basis.

Retirement Plan
---------------
Prior to January 1, 2005 benefits under the Company's retirement plan are, in general, an amount equal to 50% of average compensation minus 50% of the participant's primary Social Security benefit; provided, however, that if the employee has fewer than 25 years of credited service, the monthly amount so determined is multiplied by a fraction, the numerator of which is the years of credited service and the denominator of which is 25. In addition, if credited service is greater than 25 years, the benefit is increased by one percent of average compensation for each year of credited service in excess of 25 years to a maximum of 10 additional years. The following table shows the estimated annual pensions (before deduction of the Social Security offset described above) that persons in specified categories would have received if they had retired on January 1, 2005, at the age of 65:

     Average Annual
      Compensation             Annual Pension After Specified Years of Credited Service
    During Last Five           --------------------------------------------------------
Completed Calendar Years   10 Years      15 Years     20 Years       25 Years       30 Years        35 Years
------------------------   --------      --------     --------       --------       --------        --------
       $100,000            $20,000      $30,000        $40,000       $ 50,000       $ 55,000        $ 60,000
        125,000             25,000       37,500         50,000         62,500         68,750          75,000
        150,000             30,000       45,000         60,000         75,000         82,500          90,000
        175,000             35,000       52,500         70,000         87,500         96,250         105,000
        200,000             40,000       60,000         80,000        100,000        110,000         120,000
        225,000             40,200       60,300         80,400        100,500        110,550         120,600


All of the named executive officers are covered by the Company's retirement plan. Their average annual compensation would be the combined amount listed under salary and bonus shown in the Summary Compensation Table. The current executive officers are subject to a $205,000 annual limit on covered compensation. The estimated credited years of service for each of the named executive officers are as follows: Mr. Mariano-3 years; Mr. Karst-3 years; Mr. Fryda-15 years; Ms. Michel-1 year and Mr. Rosanova-2 years.

Effective January 1, 2005, the Company amended the benefit formula in its retirement plan to provide a pension benefit equal to 1% of a participant's annual compensation for each year of service after January 1, 2005. For all service prior to January 1, 2005, the pension benefit will be calculated based on the old formula.


Compensation Committee Interlocks and Insider Participation
------------------------------------------------------------
The members of the Compensation Committee of the Board of Directors of the Company are Mssrs. Beyer, Drayer and Stein, all of whom are non-employee directors of Roundy's. There were no Compensation Committee interlocks or other relationships during 2004 between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of the common stock of Roundy's is owned by RAC. Set forth below is information concerning the ownership of RAC common and preferred stock, and the combined voting power of such stock represented thereby, by (i) each Roundy's director; (ii) each "named executive officer"; and (iii) all of Roundy's directors and executive officers as a group.


                                                                                                Combined Voting
                                  RAC Common Stock             RAC Preferred Stock                  Power (1)
                              ------------------------      -----------------------      --------------------------
                              Amount and                    Amount and                   Amount and
                              Nature of                      Nature of                    Nature of
      Name of                 Beneficial     Percent of     Beneficial    Percent of     Beneficial      Percent of
   Beneficial Owner           Ownership       Class         Ownership       Class        Ownership          Class
---------------------         ---------     ---------       ---------     ---------      ---------        -------
Willis Stein Entities (2)      95,488.7      100.00%        10,483.3        100.00%       105,972.0       100.00%
Robert A. Mariano               4,460.0        4.67             33.3          0.32          4,493.3         4.24
Darren W. Karst                 2,203.3        2.31             13.3          0.13          2,216.7         2.09
Gary L. Fryda                     524.2        0.55                                           524.2         0.49
Robin S. Michel                   524.2        0.55                                           524.2         0.49
Donald S. Rosanova                524.2        0.55                                           524.2         0.49
Jeffrey D. Beyer
Ralph W. Drayer                   150.0        0.16                                           150.0         0.14
J. Landis Martin                  150.0        0.16                                           150.0         0.14
Avy H. Stein (2)               95,488.7      100.00         10,483.3        100.00        105,972.0       100.00
John R. Willis (2)             95,488.7      100.00         10,483.3        100.00        105,972.0       100.00
All Directors and
  Executive Officers
  (including two non-
   executive officers) of
   Roundy's, Inc., (as a
   group 17 persons)           95,488.7      100.00         10,483.3        100.00        105,972.0       100.00


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

(2) Includes 60,000 shares of common stock (62.83%) and 7,500 shares of preferred stock (71.54%) held by Willis Stein & Partners III, L.P., Willis Stein & Partners Dutch III-A, L.P., Willis Stein & Partners Dutch III-B, L.P., and Willis Stein & Partners III-C, L.P. (collectively, the "Willis Stein Entities"). Also includes 35,488.7 shares of common stock and 2,983.3 shares of preferred stock held by the stockholders executing the investor rights agreement. Such stockholders have agreed pursuant to the terms of the investor rights agreement to vote their shares as directed by the Willis Stein Entities in certain matters. As a result of the foregoing, the Willis Stein Entities may be deemed to have beneficial ownership with respect to the shares held by the stockholders executing the investor rights agreement. The Willis Stein Entities disclaim beneficial ownership of such shares held by such stockholders. Messrs. John R. Willis and Avy
         H. Stein are Managing Directors of each of the ultimate general partners of the Willis Stein Entities, and, as a result, may be deemed to have beneficial ownership with respect to the shares held by and deemed to be beneficially owned by the Willis Stein Entities. Each disclaims beneficial ownership of such shares held by and deemed to be beneficially owned by such funds. The address for Willis Stein and Messrs. Willis and Stein is One North Wacker Drive, Suite 4800, Chicago, Illinois 60606.


ITEM 13.  Certain Relationships and Related Transactions

Equity Arrangements
-------------------
In connection with the Transactions, Willis Stein, Messrs. Mariano and Karst and certain other investors purchased shares of common stock and preferred stock of RAC.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees. Fees for professional services provided for Fiscal 2004 and 2003, were $709,300 and $665,200, respectively. Audit fees consist primarily of the annual audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the annual audit and quarterly reviews, and accounting and financial reporting consultation and research work necessary to comply with generally accepted auditing standards.

Audit-Related Fees. Fees for audit-related professional services provided during Fiscal 2004 and 2003 were $45,900 and $65,300, respectively. Audit-related fees consist primarily of audits of the Company's benefit plans (2003) and assistance with the design and evaluation of controls required by Section 404 of Sarbanes-Oxley (2004).

Tax Fees. Fees for tax-related professional services provided during Fiscal 2004 and 2003, were $38,200 and $316,600, respectively. Tax fees include professional services provided for review of tax returns prepared by the Company, deferred tax analysis, tax provision review, purchase accounting, acquisition matters and tax advice, exclusive of tax services rendered in connection with the audit.

There were no other fees incurred by the Company during Fiscal 2004 and 2003 for services provided by the principal accountant. The Company's Board of Directors appoints the independent auditors and pre-approves the fee arrangements with respect to the annual audit, quarterly reviews of the Company's Form 10-Q filings, tax compliance services and other services as required. All of the services described under audit, audit-related and tax fees have been approved by the Audit Committee.


PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

Included in Item 8 of Part II of this Form 10-K are the following: Report of Independent Registered Public Accounting Firm, Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholder's Equity and Comprehensive Income and Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

Schedules not included have been omitted because they are not applicable, not required or because the information required is included in the financial statements or notes thereto.


(b) Exhibits:


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

                                                   ROUNDY'S, INC.
                                                   --------------------------
                                                   Registrant


March 25, 2005                                 By: /s/ROBERT A. MARIANO
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


/s/ROBERT A. MARIANO
--------------------                               Chairman of the Board of
Robert A. Mariano                                  Directors, Chief Executive
                                                   Officer and President
                                                   (Principal Executive Officer)

/s/DARREN W. KARST
------------------                                 Executive Vice President and
Darren W. Karst                                    Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

/s/JEFFREY D. BEYER                                Director
-------------------
Jeffrey /D. Beyer


/s/RALPH W. DRAYER                                 Director
------------------
Ralph W. Drayer


/s/J. LANDIS MARTIN                                Director
-------------------
J. Landis Martin


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




Registrant does not furnish an annual report or proxy-soliciting material to its security holders.

                                 Roundy's, Inc.
                                 Annual Report on Form 10-K under the Securities
                       Exchange Act of 1934 for the year ended January 1, 2005

                                  EXHIBIT INDEX

The following exhibits to the Annual Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
  No.                                   Description
-------                                 -----------
  2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of December 10, 2002. (1)
  2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
  2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc. (3)
  2.4 Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc., The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (4)
  2.5 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (5)
  2.6 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (6)
  2.7 Asset Purchase Agreement dated July 9, 2004 by and between McAdams, Inc., certain shareholders of McAdams, Inc., Ultra Mart Foods, Inc. and Roundy's, Inc. (7)
  2.8 Asset Purchase Agreement dated as of February 24, 2005 between Roundy's, Inc. and Nash-Finch Company. Exhibits and schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The exhibits consist of form ancillary agreements and conveyance documents, while the schedules contain information relating to the representations and warranties in the Asset Purchase Agreement. The Registrant agrees to furnish supplementally any omitted exhibit or schedule to the United States Securities and Exchange Commission upon request. [FILED HEREWITH]
  3.1         Roundy's, Inc. Amended and Restated Articles of Incorporation. (8)
  3.2         Amended and Restated By-Laws of Roundy's, Inc. (9)
  4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee. (10)
  4.2 Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012. (11)
  4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012. (11)
  4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods,
              Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc. 8 7/8% Senior
              Subordinated Notes due 2012. (12)
  10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers. (13)
  10.2        A/B Exchange Registration Rights Agreement dated as of
              December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers. (14)
  10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New
              York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation
              Agents Dated as of June 6, 2002. (15)(16)
  10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (17)
  10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6, 2002. (18)
  10.6 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz.(19)
  10.7 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz. (20)
  10.8 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt. (21)
  10.9 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986. (22)
 10.10 Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano. (23)
 10.11 Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst. (24)
 10.12 Employment Contract between the Registrant and Gary L. Fryda dated March 31, 2000. (25)
 10.13 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova. (26)
 10.14 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz. (27)
 10.15 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina. (28)
 10.16 Roundy's, Inc. Deferred Compensation Plan Amended and Restated August 13, 2002. (29)
 10.17 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Co-investors, and certain executive employees of Roundy's, Inc. (30)
 10.18 First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement. (31)
 10.19 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The Several Lenders from Time to Time Parties Hereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Bank One, Wisconsin, Cooperatieve
              Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents dated as of June 6, 2002. (32)
 10.20 Third Amendment dated as of March 29, 2004, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (33)
 10.21 Fourth Amendment dated as of March 10, 2005, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002, May 12, 2003 and March 29, 2004 among
              Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (FILED HEREWITH)
 10.22 Net Lease Agreement dated May 19, 2004 between Registrant and Pabst Farms-RDC, LLC. (34)
 21.1         Subsidiaries of the Registrant. [FILED HEREWITH]
 31.1         Certification of Principal Executive Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
 31.2         Certification of Principal Financial Officer Pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
 32.1         Certification of Principal Executive Officer Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
 32.2         Certification of Principal Financial Officer Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]

------

(1) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on
             January 28, 2003 (Commission File No. 333-102779)
(2) Incorporated by reference to Exhibit 2.2 to Registrant's Registration Statement on Form S-4 filed on
             January 28, 2003 (Commission File No. 333-102779)
(3) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on
             August 2, 2002 (Commission File No. 333-97623)
(4) Incorporated by reference to Exhibit 2.5 to Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 filed with the Commission on May 9, 2003 (Commission File No. 002-94984)
(5) Incorporated by reference to Exhibit 2.9 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003
             (File No. 002-94984)
(6) Incorporated by reference to Exhibit 2.10 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003
             (File No. 002-94984)
(7) Incorporated by reference to Exhibit 2.7 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)
(8) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(9) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(10) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(11) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(12)         Incorporated by reference to Exhibit E to the Indenture of Trust,
             Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(13) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(14) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (Commission File No. 333-102779)
(15) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(16) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.
(17) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)
(18) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(19) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No.
             33-57505) dated April 24, 1997
(20) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)
(21) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)
(22) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)
(23) Incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(24) Incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(25) Incorporated by reference to Exhibit 10.11 to Registrant's Form 8-K dated April 14, 2000, filed with the Commission on April 14, 2000 (Commission File No. 002-94984)
(26) Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
(27) Incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(28) Incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
(29) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)
(30) Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
(31) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
(32) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
(33) Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)
(34) Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)