Form 10-Q
period 2005-04-02
ROUNDYS INC
filed 2005-05-16
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended April 2, 2005

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

As of May 16, 2005 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. Approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                                 ROUNDY'S, INC.

                                    FORM 10-Q

                       For the period ended April 2, 2005

                                      INDEX


                                                                        Page No.
                                                                        --------
                        PART I. - Financial Information

Item 1.  Financial Statements

         Consolidated Statements of Income                                 1

         Consolidated Balance Sheets                                       2

         Consolidated Statements of Cash Flows                             3

         Notes to Unaudited Consolidated Financial Statements              4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.  Controls and Procedures                                          19

                        PART II. - Other Information

Item 1.  Legal Proceedings                                                20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 3.  Defaults Upon Senior Securities                                  20

Item 4   Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                20

Item 6.  Exhibits                                                         20

SIGNATURES                                                                21

EXHIBIT INDEX                                                             22

PART I.  Item 1.  FINANCIAL STATEMENTS



                                 ROUNDY'S, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Thirteen Weeks Ended
                                                  ------------------------------
                                                  April 2, 2005    April 3, 2004
                                                  -------------     ------------
Net Sales and Service Fees                         $ 911,404        $  937,506

Costs and Expenses:
Cost of sales                                        691,488           720,741
Operating and administrative                         191,618           185,502
Interest:
   Interest expense                                    9,531             8,814
   Amortization of deferred financing costs              679               658
                                                   ---------        ----------
                                                     893,316           915,715
                                                   ---------        ----------

Income from Continuing Operations before
  Income Taxes                                        18,088            21,791

Provision for Income Taxes                             7,416             9,366
                                                   ---------        ----------

Income from Continuing Operations                     10,672            12,425

Discontinued Operations, net of tax of
  $1,876 and $1,826, respectively                      3,195             3,030

Gain on Sale of Discontinued Operations, net of
  tax of $57,454                                      49,051
                                                   ---------        ----------

Net Income                                         $  62,918        $   15,455
                                                   =========        ==========


See notes to unaudited consolidated financial statements.

                                 ROUNDY'S, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                          April 2,    January 1,
                                    Assets                 2005          2005
                                                       ------------   ----------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                             $  203,058   $  105,633
  Notes and accounts receivable, less allowance
    for losses                                              28,287       32,302
  Merchandise inventories                                  200,229      207,740
  Prepaid expenses                                           9,506       13,759
  Deferred income tax benefits                              14,474       14,474
  Assets of discontinued operations                          5,263      172,167
                                                        ----------   ----------
    Total current assets                                   460,817      546,075
                                                        ----------   ----------

Property and Equipment - Net                               313,419      302,832

Other Assets:
  Deferred income tax benefits                          $    3,038        3,039
  Notes receivable                                             433          469
  Other assets - net                                        65,223       71,686
  Goodwill                                                 652,979      647,253
                                                        ----------   ----------
    Total other assets                                     721,673      722,447
                                                        ----------   ----------

Total assets                                            $1,495,909   $1,571,354
                                                        ==========   ==========

                     Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                      $  231,462   $  262,373
  Accrued expenses                                         105,068      104,986
  Current maturities of long-term debt and
    capital lease obligations                                4,567        4,565
  Income taxes                                              75,080        9,875
  Liabilities of discontinued operations                     4,660      175,972
                                                        ----------   ----------
    Total current liabilities                              420,837      557,771
                                                        ----------   ----------

Long-term Debt and Capital Lease Obligations               470,615      471,113
Other Liabilities                                           91,676       92,270
                                                        ----------   ----------
    Total liabilities                                      983,128    1,121,154
                                                        ----------   ----------

Shareholder's Equity:
  Common stock (1,500 shares authorized,
    1,000 shares issued and outstanding
    at $0.01 par value)
  Additional paid-in capital                               314,500      314,500
  Retained earnings                                        198,281      135,700
                                                        ----------   ----------
    Total shareholder's equity                             512,781      450,200
                                                        ----------   ----------

  Total liabilities and shareholder's equity            $1,495,909   $1,571,354
                                                        ==========   ==========


See notes to unaudited consolidated financial statements.

                                        ROUNDY'S, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Dollars in thousands)
                                        (Unaudited)

                                                                Thirteen Weeks Ended
                                                             -----------------------------
                                                             April 2, 2005   April 3, 2004
                                                             -------------   -------------
Cash Flows From Operating Activities:
  Net income                                                  $  62,918     $  15,455
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including deferred
     financing costs                                             19,323        15,546
    Gain on sale of discontinued operations, net of tax         (49,051)
    Loss (gain) on sale of property and equipment                   959           (85)
    Changes in operating assets and liabilities, net of the
     effect of business acquisitions and dispositions:
     Notes and accounts receivable                                 (977)          192
     Merchandise inventories                                     14,426         7,140
     Prepaid expenses                                             4,138         2,978
     Other assets                                                   825          (564)
     Accounts payable                                           (33,868)      (42,498)
     Accrued expenses                                            (1,874)        9,464
     Income taxes                                                 7,751         9,419
     Other liabilities                                             (605)       (1,357)
                                                              ---------     ---------
  Net cash flows provided by operating activities                23,965        15,690
                                                              ---------     ---------

Cash Flows From Investing Activities:
  Capital expenditures                                          (23,602)      (11,863)
  Proceeds from sale of property and equipment                    4,604           118
  Proceeds from sale of discontinued operations                 225,715
  Payment for business acquisitions, net of cash acquired        (7,740)
  Decrease in notes receivable, net                                 217            29
                                                              ---------     ---------
  Net cash flows provided by (used in) investing activities     199,194       (11,716)
                                                              ---------     ---------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations               (125,505)       (1,049)
  Payment of dividend to RAC                                       (337)
                                                              ---------     ---------
  Net cash flows used in financing activities                  (125,842)       (1,049)
                                                              ---------     ---------

Net Increase in Cash and Cash Equivalents                        97,317         2,925

Cash and Cash Equivalents, Beginning of Period                  105,741*       90,006
                                                              ---------     ---------
Cash and Cash Equivalents, End of Period                      $ 203,058     $  92,931
                                                              =========     =========

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                                    $   4,251     $   4,544
  Income taxes                                                    1,505         1,772


See notes to unaudited consolidated financial statements.

*Includes $108 of cash included in assets of discontinued operations.

                                 ROUNDY'S, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's, Inc. ("Roundy's" or the "Company") as of April 2, 2005, and for the thirteen-week periods ended April 2, 2005 and April 3, 2004 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Roundy's, Inc. Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The results of operations for the thirteen-week period ended April 2, 2005 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

2.  ACQUISITIONS

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

In September 2004, the Company acquired the inventory, equipment, fixtures and leasehold improvements of seven licensed Pick 'n Save retail grocery stores from McAdams, Inc. ("McAdams") for approximately $61.8 million (the "McAdams Acquisition"). All of these stores are located in Waukesha County, which is a part of the greater Milwaukee metropolitan area. Goodwill of approximately $54.5 million resulted from the acquisition, which was accounted for as a purchase. The operating results of these stores are included in the consolidated statements of income after the acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

On February 27, 2005, the Company acquired the inventory, equipment, fixtures and leasehold improvements of one licensed Pick 'n Save store from West Side Pick 'n Save, Inc. ("State Street") for approximately $7.7 million (the "State Street Acquisition"). This store is located in the Milwaukee area. Goodwill of approximately $6.0 million resulted from the acquisition, which was accounted for as a purchase. The operating results of this store are included in the consolidated statements of income after the acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

3.  DISCONTINUED OPERATIONS

On March 31, 2005, the Company sold two distribution centers in Lima, Ohio and Westville, Indiana, the related operations and two retail stores located in Ohio (collectively, the "Ohio and Indiana Operations") to Nash-Finch Company ("Nash Finch") for approximately $226 million in cash, subject to certain post-closing adjustments (the "Nash Finch Transaction"). The assets sold consist primarily of inventory, accounts receivable, land, buildings and equipment. The Company realized a preliminary after-tax gain on sale of $49.1 million, which is subject to post-closing adjustments. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of the Ohio and Indiana Operations, which have historically been included in Roundy's, Inc. financial results, have been reported as discontinued operations in the consolidated statement of income and consolidated balance sheets for all periods presented.

The Company utilized a portion of the proceeds received from the Nash Finch Transaction to pay down $125 million of its term loan on March 31, 2005. Interest expense associated with this $125 million portion of the term loan is classified as discontinued operations in all periods presented.

As of January 1, 2005, the Lima, Ohio and Westville, Indiana distribution centers served approximately 480 of the Company's 580 independent retail customers. For the fiscal year ended January 1, 2005, the Ohio and Indiana Operations had annual revenues of approximately $950 million.

4.  EMPLOYEE BENEFIT PLANS

Net periodic benefit costs in the thirteen weeks ended April 2, 2005 and April 3, 2004 included the following components (in thousands):

                                                    Thirteen Weeks Ended
                                              ----------------------------------
                                              April 2, 2005        April 3, 2004
                                              -------------        -------------
Components of net periodic
  benefit costs:
   Service costs                                 $ 1,497             $  1,817
   Interest costs                                  1,826                1,944
   Expected return on plan assets                 (1,970)              (1,269)
   Amortization of net actuarial
     loss/(gain)                                    (329)                  34
                                                  -------             --------
   Net periodic benefit cost                      $ 1,024             $  2,526
                                                  =======             ========


Prior to January 1, 2005, benefits were based on either years of service and the employee's highest compensation during five of the most recent ten years of employment or on stated amounts for each year of service. Effective January 1, 2005, the Company amended the benefit formula in its retirement plans to provide a pension benefit equal to 1% of a participant's annual compensation for each year of service after January 1, 2005. For all service prior to January 1, 2005 the pension benefit was calculated based on the prior formula.

During the first quarter 2005, the Company made $0.3 million of contributions to its pension plans. The Company expects its total pension plan contributions for the year ending December 31, 2005 to approximate $4.6 million.

5.  SUBSEQUENT EVENTS

On April 14, 2005, the Company signed an agreement to purchase all of the retail grocery stores owned by Gary and Sharon Gundlach and Maple Grove Supermarkets, L.L.C. ("Gundlach"). Gundlach operates seven Pick 'n Save grocery stores located in the greater Madison, Wisconsin area. The aggregate consideration to be paid for the stores is approximately $27.3 million, plus the value of useable inventory and cash on hand as of the closing date. The transaction is expected to close in the next 30 days.

On May 11, 2005, the Company's board of directors approved a dividend payment by Roundy's, to its parent company, RAC, in an amount not to exceed the limitation under the restricted payments covenant in the Company's 8 7/8% senior subordinated notes due 2012 ("Notes") indenture, which is approximately $84 million. Roundy's intends to seek an amendment to its credit agreement to permit this dividend payment. RAC intends to use the proceeds of this dividend to satisfy a substantial portion of the outstanding accrued dividends on its preferred stock, which will enable the Company and RAC to lower their consolidated weighted average cost of capital by reducing higher cost preferred stock capital with excess cash on hand.

6.  SEGMENT REPORTING

The Company revised its segment reporting as of January 2, 2005 as reflected in its first quarter financial results. Prior to January 2, 2005, the Company's two reportable segments were "retail" and "wholesale." Effective January 2, 2005, the Company's new reportable segments are "retail" and "independent distribution." Prior periods are reclassified for comparison purposes.

These changes align the Company's segments with the operating results reviewed by its senior management team to assess segment performance and make decisions regarding resource allocations. Since being acquired by RAC in June 2002, the Company has transitioned from a wholesale-oriented business to a retail-oriented business. As a result, the income and expenses attributable to supplying the Company's corporate retail stores that were previously reported in the wholesale segment have been reclassified to the retail segment. In addition, freight and other distribution network expenses (including related depreciation and amortization expenses), associated with supplying the Company's corporate retail stores have been reclassified from operating expenses to retail cost of sales in order to present the Company's results in a manner consistent with other retail supermarket operators. The "wholesale" segment has been renamed "independent distribution" to reflect that it now represents only the supply business related to third-party retail stores.

The Company and its subsidiaries sell and distribute food and nonfood products that are typically found in supermarkets. The Company's retail segment sells these products directly to the consumer through Company-owned retail food stores while the independent distribution segment sells these products to independent retail food stores. The Company's stores and those of its independent distribution customers are located primarily in Wisconsin, Minnesota and Illinois.

Identifiable assets are those generally used exclusively by that segment except that substantially all of the Company's distribution network assets are included in the independent distribution segment. Corporate assets are principally cash and cash equivalents, supply contracts, trademarks, deferred financing costs and certain property and equipment.

Reportable segments, as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding resource allocation and assessing performance.

(in thousands)                                        Thirteen Weeks Ended
                                                --------------------------------
                                                April 2, 2005      April 3, 2004
                                                -------------      -------------
NET SALES AND SERVICE FEES FROM
  CONTINUING OPERATIONS
  Retail                                       $   777,251         $   700,483
  Independent distribution                         134,153             237,023
                                               -----------         -----------
  Consolidated                                 $   911,404         $   937,506
                                               ===========         ===========

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES
  Retail                                       $    36,123         $    34,019
  Independent distribution                           2,080               5,241
  Corporate and other                              (20,115)            (17,469)
                                               -----------         -----------
  Consolidated                                 $    18,088         $    21,791
                                               ===========         ===========

DEPRECIATION AND AMORTIZATION FROM
  CONTINUING OPERATIONS
  (including amortization of deferred
   financing costs)
  Retail                                       $    13,109          $    9,888
  Independent distribution                             180                 290
  Corporate and other                                4,972               3,611
                                               -----------          ----------
  Consolidated                                 $    18,261          $   13,789
                                               ===========          ==========

INTEREST FROM CONTINUING OPERATIONS
  (excluding amortization of deferred
   financing costs)
  Retail                                       $     5,080         $     5,132
  Independent distribution                             632                 745
  Corporate and other                                3,819               2,937
                                               -----------         -----------
  Consolidated                                 $     9,531         $     8,814
                                               ===========         ===========

CAPITAL EXPENDITURES
  Retail                                       $    10,666         $     7,166
  Independent distribution                           7,532
  Corporate and other                                5,198               4,677
  Discontinued operations                              206                  20
                                               -----------         -----------
  Consolidated                                 $    23,602         $    11,863
                                               ===========         ===========

IDENTIFIABLE ASSETS (AT
  PERIOD-END)
  Retail                                       $ 1,044,852
  Independent distribution                         127,726
  Corporate and other                              323,331
                                               -----------
  Consolidated                                 $ 1,495,909
                                               ===========

GOODWILL (AT PERIOD-END)
  Retail                                       $   642,490
  Independent distribution                          10,489
                                               -----------
  Consolidated                                 $   652,979
                                               ===========

7.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's Notes.


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended April 2, 2005
(In thousands)


                                                      Combined
                                          Roundy's  Subsidiaries  Eliminations    Total
                                         ---------  ------------  ------------  ----------

Net Sales and Service Fees               $ 405,679    $ 788,535    $(282,810)   $ 911,404

Costs and Expenses:
Cost of sales                              378,439      590,778     (277,729)     691,488
Operating and administrative                21,786      174,913       (5,081)     191,618
Interest expense                             5,461        4,749                    10,210
                                         ---------    ---------    ---------    ---------
                                           405,686      770,440     (282,810)     893,316
                                         ---------    ---------    ---------    ---------


Income from Continuing Operations
  Before Income Taxes                           (7)      18,095                    18,088

Provision for Income Taxes                                7,416                     7,416
                                         ---------    ---------    ---------    ---------

Income from Continuing Operations               (7)      10,679                    10,672

Equity in Earnings of Subsidiaries          62,925                   (62,925)

Discontinued Operations, net of tax                       3,195                     3,195

Gain on Sale of Discontinued
  Operations, net of tax                                 49,051                    49,051
                                         ---------    ---------    ---------    ---------

Net Income                               $  62,918    $  62,925    $ (62,925)   $  62,918
                                         =========    =========    =========    =========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended April 3, 2004
(In thousands)

                                                    Combined
                                       Roundy's   Subsidiaries   Eliminations    Total
                                      ---------   ------------   ------------  ---------
Net Sales and Service Fees            $ 402,627   $ 763,115       $(228,236)   $ 937,506

Costs and Expenses:
Cost of sales                           370,571     573,195        (223,025)     720,741
Operating and administrative             25,682     165,031          (5,211)     185,502
Interest expense                          4,370       5,102                        9,472
                                      ---------   ---------       ---------    ---------
                                        400,623     743,328        (228,236)     915,715
                                      ---------   ---------       ---------    ---------

Income from Continuing Operations
  Before Income Taxes                     2,004      19,787                       21,791

Provision for Income Taxes                  842       8,524                        9,366
                                      ---------   ---------       ---------    ---------

Income from Continuing Operations         1,162      11,263                       12,425

Equity in Earnings of Subsidiaries       14,293                     (14,293)

Discontinued Operations, net of tax                   3,030                        3,030
                                      ---------   ---------       ---------    ---------

Net Income                            $  15,455   $  14,293       $ (14,293)   $  15,455
                                      =========   =========       =========    =========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 2, 2005
(In thousands)

                                                              Combined
                                                 Roundy's   Subsidiaries  Eliminations     Total
                                              -----------   ------------  -----------   ----------
Assets
Current Assets:
  Cash and cash equivalents                    $  174,930   $   28,128                  $  203,058
  Notes and accounts receivable-net                14,889       13,398                      28,287
  Merchandise inventories                          53,109      147,120                     200,229
  Prepaid expenses                                  6,350        3,156                       9,506
  Deferred income tax benefits                     13,832          642                      14,474
  Assets of discontinued operations                 5,263                                    5,263
                                               ----------   ----------    ----------    ----------

    Total current assets                          268,373      192,444                     460,817
                                               ----------   ----------    ----------    ----------

Property and Equipment-Net                         43,341      270,078                     313,419

Other Assets:
  Investment in subsidiaries                      361,203                 $ (361,203)
  Intercompany receivables                        284,811                   (284,811)
  Deferred income tax benefits                      3,038                                    3,038
  Notes receivable                                    273          160                         433
  Goodwill and other assets                       270,882      447,320                     718,202
                                               ----------   ----------    ----------    ----------

    Total other assets                            920,207      447,480      (646,014)      721,673
                                               ----------   ----------    ----------    ----------

Total assets                                   $1,231,921   $  910,002    $ (646,014)   $1,495,909
                                               ==========   ==========    ==========    ==========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                             $  142,763   $   88,699                  $  231,462
  Accrued expenses                                 63,037       42,031                     105,068
  Current maturities of long-term debt
    and capital lease obligations                   2,665        1,902                       4,567
  Intercompany payable                                         284,811    $ (284,811)
  Income taxes                                     65,049       10,031                      75,080
  Liabilities of discontinued operations            4,660                                    4,660
                                               ----------   ----------    ----------    ----------

    Total current liabilities                     278,174      427,474      (284,811)      420,837
                                               ----------   ----------    ----------    ----------

Long-term Debt and Capital Lease Obligations      418,669       51,946                     470,615
Other Liabilities                                  22,297       69,379                      91,676
                                               ----------   ----------    ----------    ----------

    Total liabilities                             719,140      548,799      (284,811)      983,128
                                               ----------   ----------    ----------    ----------

Shareholder's Equity                              512,781      361,203      (361,203)      512,781
                                               ----------   ----------    ----------    ----------

Total liabilities and shareholder's equity     $1,231,921   $  910,002    $ (646,014)   $1,495,909
                                               ==========   ==========    ==========    ==========


CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 1, 2005
(In thousands)

                                                               Combined
Assets                                            Roundy's   Subsidiaries   Eliminations       Total
                                               -----------   ------------   ------------   ----------
Current Assets:
  Cash and cash equivalents                    $    70,941   $    34,692                   $   105,633
  Notes and accounts receivable-net                 19,253        16,398    $    (3,349)        32,302
  Merchandise inventories                           61,960       145,780                       207,740
  Prepaid expenses                                   5,642         8,117                        13,759
  Deferred income tax benefits                       1,773        12,701                        14,474
  Assets of discontinued operations                              172,167                       172,167
                                               -----------   -----------    -----------    -----------
    Total current assets                           159,569       389,855         (3,349)       546,075
                                               -----------   -----------    -----------    -----------

Property and Equipment-Net                          35,227       267,605                       302,832

Other Assets:
  Investment in subsidiaries                       397,943                     (397,943)
  Intercompany receivables                         270,116                     (270,116)
  Deferred income tax benefits                       3,039                                       3,039
  Notes receivable                                     341           128                           469
  Goodwill and other assets                        248,871       470,068                       718,939
                                               -----------   -----------    -----------    -----------

    Total other assets                             920,310       470,196       (668,059)       722,447
                                               -----------   -----------    -----------    -----------

Total assets                                   $ 1,115,106   $ 1,127,656    $  (671,408)   $ 1,571,354
                                               ===========   ===========    ===========    ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                             $   150,012   $   113,288    $      (927)   $   262,373
  Accrued expenses                                  63,945        43,463         (2,422)       104,986
  Current maturities of long-term debt
    and capital lease obligations                    2,665         1,900                         4,565
  Intercompany payable                                           270,116       (270,116)
  Income taxes                                       9,875                                       9,875
  Liabilities of discontinued operations                         175,972                       175,972
                                               -----------   -----------    -----------    -----------
    Total current liabilities                      226,497       604,739       (273,465)       557,771
                                               -----------   -----------    -----------    -----------

Long-Term Debt and Capital Lease Obligations       416,786       (54,327)                      471,113

Other Liabilities                                   21,623        70,647                        92,270
                                               -----------   -----------    -----------    -----------

    Total liabilities                              664,906       729,713       (273,465)     1,121,154
                                               -----------   -----------    -----------    -----------


Shareholder's Equity                               450,200       397,943       (397,943)       450,200
                                               -----------   -----------    -----------    -----------

Total liabilities and shareholder's equity     $ 1,115,106   $ 1,127,656    $  (671,408)   $ 1,571,354
                                               ===========   ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended April 2, 2005
(In thousands)

                                                                            Combined
                                                               Roundy's   Subsidiaries    Total
                                                              ---------   ------------  ---------
Net Cash Flows (Used in) Provided by Operating Activities:    $    (965)   $  24,930    $  23,965
                                                              ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                          (10,129)      (8,869)     (18,998)
  Proceeds from sale of discontinued operations                 225,715                   225,715
  Payment for business acquisitions, net of cash acquired                     (7,740)      (7,740)
  Notes receivable                                                   36          181          217
                                                              ---------    ---------    ---------
  Net cash flows provided by (used in) investing activities     215,622      (16,428)     199,194
                                                              ---------    ---------    ---------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations               (125,026)        (479)    (125,505)
  Payment of dividend to RAC                                       (337)                     (337)
  Intercompany receivables-net                                   14,695      (14,695)
                                                              ---------    ---------    ---------
  Net cash flows used in financing activities                  (110,668)     (15,174)    (125,842)
                                                              ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents            103,989       (6,672)      97,317

Cash And Cash Equivalents, Beginning Of Period                   70,941       34,800      105,741
                                                              ---------    ---------    ---------
Cash And Cash Equivalents, End Of Period                      $ 174,930    $  28,128    $ 203,058
                                                              =========    =========    =========





CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended April 3, 2004
(In thousands)

                                                                           Combined
                                                               Roundy's  Subsidiaries    Total
                                                              --------   ------------ --------
Net Cash Flows Provided by (Used in) Operating Activities:    $ 26,237    $(10,547)   $ 15,690
                                                              --------    --------    --------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                          (2,091)     (9,654)    (11,745)
  Notes receivable                                                  37          (8)         29
                                                              --------    --------    --------
  Net cash flows used in investing activities                   (2,054)     (9,662)    (11,716)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations                  (615)       (434)     (1,049)
  Intercompany receivables-net                                 (12,103)     12,103
                                                              --------    --------    --------
  Net cash flows (used in) provided by financing activities    (12,718)     11,669      (1,049)
                                                              --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents            11,465      (8,540)      2,925

Cash And Cash Equivalents, Beginning Of Period                  49,059      40,947      90,006
                                                              --------    --------    --------
Cash And Cash Equivalents, End Of Period                      $ 60,524    $ 32,407    $ 92,931
                                                              ========    ========    ========


Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                           Thirteen Weeks Ended
                                                ---------------------------------------
 Statement of Income Data                          April 2, 2005         April 3, 2004
                                                ------------------    -----------------
(Dollars in thousands):
Net Sales and Service Fees                      $911,404     100.0%    $937,506  100.0%

Cost and Expenses:
  Cost of sales                                  691,488      75.9      720,741   76.9
  Operating and administrative                   191,618      21.0      185,502   19.8
  Interest expense (including amortization of
   deferred financing costs)                      10,210       1.1        9,472    1.0
                                                --------     -----     --------  -----
                                                 893,316      98.0      915,715   97.7
                                                --------     -----     --------  -----

Income from continuing operations
  before income taxes                             18,088       2.0       21,791    2.3

Provision for income taxes                         7,416       0.8        9,366    1.0
                                                --------     -----      --------   -----

Income from continuing operations                 10,672       1.2       12,425    1.3

Discontinued operations, net of tax                3,195       0.3        3,030    0.3

Gain on sale of discontinued operations, net      49,051       5.4
                                                --------     -----    --------  ------

Net income                                      $ 62,918       6.9%    $ 15,455    1.6%
                                                ========      =====    ========  ======



Change in Segment Reporting

The Company revised its segment reporting as of January 2, 2005 as reflected in its first quarter financial results. Prior to January 2, 2005, the Company's two reportable segments were "retail" and "wholesale." Effective January 2, 2005, the Company's new reportable segments are "retail" and "independent distribution." Prior periods are reclassified for comparison purposes.

Net Sales and Service Fees

Net sales and service fees represent product sales less returns and allowances. The Company derives its net sales and service fees from the operation of retail grocery stores and the independent distribution of food and non-food products.

The table below indicates the portion of the Company's net sales and service fees attributable to its retail and independent distribution segments for the periods indicated.


(in thousands)                                          Thirteen Weeks Ended
                                                     --------------------------
                                                       April 2,        April 3,
                                                        2005             2004
                                                     ----------       ---------

Net Sales and Service Fees
  Retail                                              $ 777,251       $ 700,483
  Independent distribution                              134,153         237,023
                                                      ---------       ---------

Total                                                 $ 911,404       $ 937,506
                                                      =========       =========


Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses and interest expense. Effective January 2, 2005, the Company has reclassified freight and other distribution center expenses associated with its retail segment from operating expenses to retail cost of sales (including depreciation and amortization expenses) in order to be more comparable with other supermarket operators.

o Cost of sales includes product costs and inbound freight. In addition, for the retail segment it also includes warehousing costs, receiving and inspection costs, distribution costs, and depreciation and amortization expenses associated with the Company's distribution network.

o Operating and administrative expenses consist primarily of personnel costs, sales and marketing expenses, depreciation and amortization expenses as well as other expenses associated with facilities unrelated to the Company's distribution network, internal management expenses and expenses for finance, legal, business development, human resources, purchasing and other administrative departments. In addition, for the independent distribution segment, operating and administrative expenses include warehousing and distribution costs, including receiving and inspection costs and depreciation and amortization expenses associated with the Company's distribution network.

o Interest expense includes interest on the Company's outstanding indebtedness and amortization of deferred financing costs.


Thirteen Weeks Ended April 2, 2005 Compared With Thirteen Weeks Ended April 3, 2004

Continuing Operations

Net Sales and Service Fees
Net sales and service fees were $911.4 million for the first quarter 2005, a decrease of $26.1 million, or 2.8%, from $937.5 million for the first quarter 2004. Retail sales were $777.3 million for the first quarter 2005, an increase of $76.8 million, or 11.0%, from $700.5 million for the first quarter 2004. This increase in retail sales was primarily due to the effect of three acquired store groups, consisting of 13 additional stores in total, which operated under the Company's ownership during all or part of the first quarter 2005 but were not operated by the Company for the entire first quarter 2004 (collectively, the "13 Acquired Stores"). The 13 Acquired Stores contributed approximately $66.2 million to the first quarter 2005 retail sales increase. As of April 2, 2005, Roundy's operated 125 retail grocery stores including 67 Pick 'n Save stores, 26 Copps Food Stores ("Copps") and 32 Rainbow Foods ("Rainbow") stores.

Same-store sales at the Company's retail stores (including the results of Pick 'n Save-licensed stores operated by their prior owners) increased 1.1% from the comparable thirteen-week period of 2004. The increase was partially attributable to the Easter holiday falling in the first quarter of 2005 while the Easter holiday in 2004 fell in the second quarter. Same-store sales in the first quarter of 2005, excluding the effect of the Easter holiday, increased 0.8%.

Independent distribution sales were $134.2 million for the first quarter 2005, a decrease of $102.8 million, or 43.4%, from $237.0 million for the first quarter 2004. This decrease was primarily attributable to lost business associated with the closure of the Company's Eldorado, Illinois and Evansville, Indiana distribution facilities (the "Southern Division") in early September 2004 and the loss of independent distribution sales due to the acquisition of seven former independent licensed Pick 'n Save stores from McAdams, Inc. ("McAdams") in September 2004 (the "McAdams Acquisition"). Sales and profitability associated with supplying the McAdams stores were previously reflected in the Company's independent distribution segment prior to the McAdams Acquisition.

Gross Profit
Gross profit was $219.9 million for the first quarter 2005, an increase of $3.1 million, or 1.5%, from $216.8 million for the first quarter 2004. Gross profit, as a percentage of net sales and service fees, for the first quarter 2005 and 2004 was 24.1% and 23.1%, respectively. The increase in gross profit and gross profit percentage was primarily due to an increased concentration of sales in the retail segment, which has a higher gross profit percentage than its independent distribution segment. Retail sales for the first quarter 2005 represented 85.3% of net sales and service fees compared with 74.7% for the first quarter 2004. The increase in retail sales concentration was primarily due to the 13 Acquired Stores and the effect of the Southern Division closure. The retail gross profit percentage was 26.9% and 27.9% for the first quarter of 2005 and 2004, respectively. The decrease in retail gross profit percentage was primarily attributable to increased promotional activity in the first quarter 2005 as compared with the prior year quarter. The first quarter 2005 independent distribution segment gross profit percentage was 8.3% compared with 9.1% in the first quarter 2004. The decrease in independent distribution gross profit percentage was primarily attributable to decreased vendor allowances as compared with the prior year quarter.

Operating and Administrative Expenses
Operating and administrative expenses were $191.6 million for the first quarter 2005, an increase of $6.1 million, or 3.3%, from $185.5 million for the first quarter 2004. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 21.0% for the first quarter 2005 compared with 19.8% for the first quarter 2004. The percentage increase was primarily attributable to the growth of the Company's retail segment, which has a significantly higher ratio of operating costs to sales than the Company's independent distribution segment. While retail operating and administrative expenses increased by $11.6 million due to the growth of the Company's retail segment, these expenses decreased to 21.6% of retail sales for the first quarter 2005 compared with 22.3% for the first quarter 2004. This decrease in retail operating and administrative expenses as a percentage of net sales was primarily attributable to improved operating expense control. Independent distribution operating and administrative expenses decreased to 6.3% of independent distribution sales for the first quarter 2005 compared with 6.6% for the first quarter 2004. This decrease was primarily due to operational and productivity improvements in the Company's independent distribution operations. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $11.3 million for the first quarter 2005 compared with $10.9 million for the first quarter 2004.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $9.5 million and $8.8 million for the first quarter 2005 and 2004, respectively. The increase was primarily due to a net increase in interest rates on the Company's variable rate term loan as compared to last year.

Income Taxes
Provision for income taxes was $7.4 million for the first quarter 2005, a decrease of $2.0 million from $9.4 million for the first quarter 2004. The effective income tax rate for the first quarter 2005 and 2004 was 41.0% and 43.0%, respectively.

Income From Continuing Operations
Income from continuing operations was $10.7 million for the first quarter 2005, a decrease of $1.7 million from $12.4 million for the first quarter 2004. This decrease was primarily attributable to higher depreciation expense and, as previously discussed, higher interest expense in the first quarter 2005 as compared with the first quarter 2004. The income margin was 1.2% and 1.3% for 2005 and 2004, respectively.

Discontinued Operations
On March 31, 2005, the Company sold the Ohio and Indiana Operations to Nash Finch for approximately $226 million in cash, subject to certain post-closing adjustments. The activity related to the Ohio and Indiana Operations is classified as discontinued operations in all periods presented. Income from discontinued operations for the first quarter 2005 was $3.2 million, an increase of $0.2 million, from $3.0 million for the first quarter 2004. In addition, the Company realized a preliminary after-tax gain on the sale of approximately $49.1 million, which is subject to post-closing adjustments. The higher tax rate on the gain is reflective of non-deductible book goodwill. The Company utilized a portion of the proceeds received from the Nash Finch Transaction to pay down $125 million of its term loan on March 31, 2005. Interest expense associated with this $125 million portion of the term loan is classified as discontinued operations in all periods presented.

Net Income
Net income was $62.9 million for 2005, a $47.4 million increase from $15.5 million in the prior year. The increase was primarily due to the $49.1 million after-tax gain on the sale of the Ohio and Indiana Operations.

Liquidity and Capital Resources
The Company's principal sources of cash are operating activities and borrowings. The Company's cash and cash equivalents totaled $203.1 million at April 2, 2005, compared with $105.7 million at January 1, 2005. Cash flows provided by operating activities were $24.0 million for the first quarter 2005, compared with $15.7 million for the first quarter 2004.

Net cash provided by investing activities was $199.2 million for the first quarter 2005 compared with $11.7 million of cash used in investing activities for the first quarter 2004. First quarter 2005 includes cash received from the sale of the Company's Ohio and Indiana Operations to Nash Finch for approximately $226 million. First quarter 2005 also includes cash paid for a business acquisition of $7.7 million related to the Company's acquisition of State Street in February 2005.

Total capital expenditures were $23.6 million for the first quarter 2005 compared with $11.9 million for the first quarter 2004. The 2005 expenditures were primarily related to the Company's new distribution center facility in Oconomowoc, Wisconsin and spending on new retail stores. Total capital expenditures for Fiscal 2005, excluding any acquisitions, are estimated to be approximately $100.0 million.

Net cash used in financing activities were $125.8 million for the first quarter 2005 compared with $1.0 million for the first quarter 2004. Cash used in financing activities in both years was primarily related to repayment of outstanding debt, which included a $125 million payment on the Company's term loan on March 31, 2005 funded with a portion of the proceeds from the Nash Finch Transaction.

As of April 2, 2005, the Company had a working capital surplus of $40.0 million compared with a $11.7 million deficit at January 2, 2005. The change was due primarily to increased cash attributable to proceeds received from the Nash Finch Transaction, net of the $125 million term loan payment previously discussed.

On May 11, 2005, the Company's board of directors approved a dividend payment by Roundy's, to its parent company, RAC, in an amount not to exceed the limitation under the restricted payments covenant in the Notes indenture, which is approximately $84 million. Roundy's intends to seek an amendment to its credit agreement to permit this dividend payment. RAC intends to use the proceeds of this dividend to satisfy a substantial portion of the outstanding accrued dividends on its preferred stock, which will enable the Company and RAC to lower their consolidated weighted average cost of capital by reducing higher cost preferred stock capital with excess cash on hand.

The Company has significant debt service obligations, including interest, in future years. The Company is subject to a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit, except for outstanding letters of credit of $18.7 million. On March 31, 2005, the Company repaid $125 million of its term loan. The outstanding balance on the Company's term loan at April 2, 2005 was $118.8 million. As a result of the $125 million payment on the Company's term loan on March 31, 2005, the amortization schedule on the Company's term loan was amended. Beginning in the second quarter of 2005, the term loan is repayable in quarterly installments of $305,270 through June 30, 2008 followed by four quarterly payments of $28.7 million through June 30, 2009. In addition, the Company issued $300.0 million in aggregate principal amount of Notes, of which $225.0 million was issued in June 2002 and $75.0 million was issued in December 2002.

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. The Company was in compliance with its quarterly covenants at April 2, 2005.

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

Critical accounting policies are policies that reflect material judgment and uncertainty and may result in materially different results using different assumptions or conditions. The Company identified the following critical accounting policies and estimates: discounts and vendor allowances, allowance for losses on receivables, closed facility lease commitments, reserves for self-insurance and pension costs and impairment of long-lived assets. For a detailed discussion of accounting policies, refer to the notes to the consolidated financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.

Forward-Looking Statements
This Form 10-Q filing contains forward-looking statements within the meaning of
Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein or therein are forward-looking statements. In particular, without limitation, terms such as "anticipate," "believe," "estimate," "expect," "goal," "indicate," "may be," "objective," "plan," "predict," "should," "will" or similar words are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. Important factors that could cause actual results to differ materially from such expectations ("Risk Factors") are disclosed in the Company's Annual Report on Form 10-K for the year ended January 1, 2005 filed on March 25, 2005 (SEC File No. 002-94984) under the caption "Item
1. Business - Risk Factors." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Risk Factors. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including, but not limited to information under the caption "Risk Factors" contained in the prospectus filed on February 6, 2003 forming a part of the Company's Registration Statement on Form S-4 under the Securities Act of 1933 (Registration No. 333-102779).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company's market risk since January 1, 2005. See the discussion under Part II Item 7A in the Company's Annual Report on Form 10-K for the year ended January 1, 2005.


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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

              The Company is a party to routine litigation incidental to its business. Management believes that none of this litigation is likely to have a material adverse effect on the Company's consolidated financial position and results of operations. There have been no material changes to the information contained in Item
              3. Legal Proceedings in the Company's Annual Report filed on Form 10-K for the year ended January 1, 2005.

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





Date:    May 16, 2005                  /s/ROBERT A. MARIANO
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





Date:    May 16, 2005                  /s/DARREN W. KARST
         ------------                  -----------------------------------------
                                       Darren W. Karst, Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                              Roundy's, Inc.
     Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended April 2, 2005

                             EXHIBIT INDEX

The following exhibits to the Annual Report are filed herewith or, where noted, are incorporated by reference herein:

Exhibit
   No.                        Description
--------                      -----------
 2.1 Stock Purchase Agreement by and among Roundy's, Inc. and the Shareholders of Prescott's Supermarkets, Inc. dated as of
           December 10, 2002. (1)
 2.2 Asset Purchase Agreement dated October 18, 2002, by and among B&H Gold Corporation, Gold's, Inc., Gold's Market, Inc., Gold's of Mequon, LLC, Mega Marts, Inc. and Roundy's, Inc. (2)
 2.3 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc. (3)
 2.4       Asset Purchase Agreement dated February 21, 2003 among
           Roundy's, Inc., The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (4)
 2.5 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and
           Roundy's, Inc. (5)
 2.6 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (6)
 2.7 Asset Purchase Agreement dated July 9, 2004 by and between McAdams, Inc., certain shareholders of McAdams, Inc., Ultra Mart Foods, Inc. and Roundy's, Inc. (7)
 2.8 Asset Purchase Agreement dated as of February 24, 2005 between Roundy's, Inc. and Nash-Finch Company. Exhibits and schedules are omitted pursuant to Item 601(b)(2) of Regulation S-K. The exhibits consist of form ancillary agreements and conveyance documents, while the schedules contain information relating to the representations and warranties in the Asset Purchase Agreement. The Registrant agrees to furnish supplementally any omitted exhibit or schedule to the United States Securities and Exchange Commission upon request. (8)
 3.1       Roundy's, Inc. Amended and Restated Articles of Incorporation. (9)
 3.2       Amended and Restated By-Laws of Roundy's, Inc. (10)
 4.1 Indenture of Trust dated June 6, 2002 between Roundy's, Inc. and BNY Midwest Trust Company, as Trustee. (11)
 4.2 Form of $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012. (12)
 4.3 Form of $75,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012. (12)
 4.4 Form of Guaranty issued by Cardinal Foods, Inc., Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp.,
           Kee Trans, Inc., Mega Marts, Inc., Midland Grocery of Michigan, Inc., Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. 8 7/8% Senior Subordinated Notes due 2012 and $75,000,000 Roundy's, Inc.
           8 7/8% Senior Subordinated Notes due 2012. (13)
10.1 A/B Exchange Registration Rights Agreement dated as of June 6, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers. (14)
10.2 A/B Exchange Registration Rights Agreement dated as of December 17, 2002 by and among Roundy's, Inc. as Issuer, the subsidiary guarantors of Roundy's, Inc. listed on Schedule A thereto, and Bear, Stearns & Co. Inc., CIBC World Markets Corp. as Initial Purchasers. (15)
10.3 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of
           June 6, 2002. (16)(17)
10.4 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (18)
10.5 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated
           as of June 6, 2002. (19)
10.6 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz. (20)
10.7 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz. (21)
10.8 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt. (22)
10.9 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986. (23)
10.10      Employment Agreement dated June 6, 2002 between Registrant and
           Robert F. Mariano. (24)
10.11      Employment Agreement dated June 6, 2002 between Registrant and
           Darren W. Karst. (25)
10.12 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova. (26)
10.13 Excerpts from Roundy's, Inc. Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz. (27)
10.14 Confidentiality and Noncompete Agreement dated June 6, 2002 between the Registrant and Gerald F. Lestina. (28)
10.15      Roundy's, Inc. Deferred Compensation Plan Amended and Restated
           August 13, 2002. (29)
10.16 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Co-investors, and certain executive employees of Roundy's, Inc. (30)
10.17 First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement. (31)
10.18 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's Inc., as Borrower, The Several Lenders from Time to Time Parties thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents dated as of June 6, 2002. (32)
10.19 Third Amendment dated as of March 29, 2004, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (33)
10.20 Fourth Amendment dated as of March 10, 2005, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002, May 12, 2003 and March 29, 2004 among Roundy's Acquisition Corp., Roundy's, Inc., as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (34)
10.21 Net Lease Agreement dated May 19, 2004 between Registrant and Pabst Farms-RDC, LLC. (35)
31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
32.1 Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
32.2 Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [FILED HEREWITH]
------

     (1) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on January 28, 2003 (Commission File No. 333-102779)
     (2) Incorporated by reference to Exhibit 2.2 to Registrant's Registration Statement on Form S-4 filed on January 28, 2003 (Commission File No. 333-102779)
     (3) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on August 2, 2002 (Commission File No. 333-97623)
     (4) Incorporated by reference to Exhibit 2.5 to Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 filed with the Commission on May 9, 2003 (Commission File No. 002-94984)
     (5) Incorporated by reference to Exhibit 2.9 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (6) Incorporated by reference to Exhibit 2.10 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (7) Incorporated by reference to Exhibit 2.7 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)
     (8) Incorporated by reference to Exhibit 2.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (Commission File No. 002-94984)
     (9) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (10) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (11) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (12) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (13)     Incorporated by reference to Exhibit E to the Indenture of Trust,
              Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (14) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (15) Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (Commission File No. 333-102779)
     (16) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (17) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.
     (18) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)
     (19) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (20) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No.
              33-57505) dated April 24, 1997
     (21) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)
     (22) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)
     (23) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296 and 002-94984)
     (24) Incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (25) Incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (26) Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (27) Incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (28) Incorporated by reference to Exhibit 10.25 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (29) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)
     (30) Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (31) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (32) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (33) Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)
     (34) Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (Commission File No. 002-94984)
     (35) Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)