Form 10-Q
period 2005-07-02
ROUNDYS SUPERMARKETS INC
filed 2005-08-12
CIK 314423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 2, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to _______________ Commission file number: 002-94984
                                 ---------
                               Roundy's Supermarkets, Inc.
             -------------------------------------------------------------------
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

As of August 12, 2005 there were 1,000 shares of the Registrant's common stock outstanding, all of which were held by Roundy's Acquisition Corporation ("RAC"). RAC is a corporation formed at the direction of Willis Stein & Partners, III, L.P. ("Willis Stein") for the purposes of acquiring Roundy's. Approximately 100% of RAC's common stock may be deemed to be beneficially owned by certain officers and directors of the Registrant, all of whom are or may be deemed to be affiliates of the Registrant. There is no established public trading market for such stock.

                           ROUNDY'S SUPERMARKETS, INC.

                                    FORM 10-Q

                        For the period ended July 2, 2005

                                      INDEX


                                                                       Page No.
                                                                       --------
                      PART I. - Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Income                                1

          Consolidated Balance Sheets                                      2

          Consolidated Statements of Cash Flows                            3

          Notes to Unaudited Consolidated Financial Statements             4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       21

Item 4.   Controls and Procedures                                          21

                      PART II. - Other Information

Item 1.   Legal Proceedings                                                22

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds                                                         22

Item 3.   Defaults Upon Senior Securities                                  22

Item 4    Submission of Matters to a Vote of Security Holders              22

Item 5.   Other Information                                                22

Item 6.   Exhibits                                                         22

SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24

PART I.  Item 1.  FINANCIAL STATEMENTS



                           ROUNDY'S SUPERMARKETS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                           Thirteen Weeks Ended     Twenty-six Weeks Ended
                                          ----------------------    -----------------------
                                           July 2,       July 3,     July 2,      July 3,
                                            2005          2004        2005         2004
                                          ---------   ----------    -----------  ----------
Net Sales and Service Fees                $ 946,477   $ 995,003     $1,857,881  $1,932,509

Costs and Expenses:
Cost of sales                               710,922     779,193      1,402,409   1,499,934
Operating and administrative                194,061     185,234        385,680     370,736
Interest:
   Interest expense                           9,406       9,177         18,937      17,991
   Amortization of deferred
     financing costs                            684         668          1,363       1,326
                                          ---------   ---------     ----------  ----------
                                            915,073     974,272      1,808,389   1,889,987
                                          ---------   ---------     ----------  ----------

Income from Continuing Operations
  before Income Taxes                        31,404      20,731         49,492      42,522

Provision for Income Taxes                   12,876       8,929         20,292      18,295
                                          ---------   ---------     ----------  ----------

Income from Continuing Operations            18,528      11,802         29,200      24,227

Discontinued Operations, net of tax of
  $1,900, $1,876 and $3,726, respectively                 3,154          3,195       6,183

Gain on Sale of Discontinued
  operations, net of tax of $57,454                                     49,051
                                          ---------   ---------     ----------  ----------

Net Income                                $  18,528   $  14,956     $   81,446  $   30,410
                                          =========   =========     ==========  ==========

See notes to unaudited consolidated financial statements.

                           ROUNDY'S SUPERMARKETS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                  July 2,     January 1,
                                    Assets                         2005         2005
                                                               ----------   ------------
                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                    $   62,260   $  105,633
  Notes and accounts receivable, less allowance
    for losses                                                     33,466       32,302
  Merchandise inventories                                         203,657      207,740
  Prepaid expenses                                                 12,299       13,759
  Deferred income tax benefits                                     14,474       14,474
  Assets of discontinued operations                                 9,054      172,167
                                                               ----------   ----------
    Total current assets                                          335,210      546,075
                                                               ----------   ----------

Property and Equipment - Net                                      332,050      302,832

Other Assets:
  Deferred income tax benefits                                      3,039        3,039
  Notes receivable                                                    396          469
  Other assets - net                                               57,952       71,686
  Goodwill                                                        668,118      647,253
                                                               ----------   ----------
    Total other assets                                            729,505      722,447
                                                               ----------   ----------

Total assets                                                   $1,396,765   $1,571,354
                                                               ==========   ==========

                     Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                             $  237,687   $  262,373
  Accrued expenses                                                106,302      104,986
  Current maturities of long-term debt and
    capital lease obligations                                       3,278        4,565
  Income taxes                                                     40,603        9,875
  Liabilities of discontinued operations                              967      175,972
                                                               ----------   ----------
    Total current liabilities                                     388,837      557,771
                                                               ----------   ----------

Long-term Debt and Capital Lease Obligations                      468,793      471,113
Other Liabilities                                                  92,207       92,270
                                                               ----------   ----------
    Total liabilities                                             949,837    1,121,154
                                                               ----------   ----------

Shareholder's Equity:
  Common stock (1,500 shares authorized,
    1,000 shares issued and outstanding
    at $0.01 par value)
  Additional paid-in capital                                      314,500      314,500
  Retained earnings                                               132,428      135,700
                                                               ----------   ----------
    Total shareholder's equity                                    446,928      450,200
                                                               ----------   ----------

  Total liabilities and shareholder's equity                   $1,396,765   $1,571,354
                                                               ==========   ==========


See notes to unaudited consolidated financial statements.

                           ROUNDY'S SUPERMARKETS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                        Twenty-six Weeks Ended
                                                                        ----------------------
                                                                          July 2,     July 3,
                                                                            2005       2004
                                                                      ----------    ---------
Cash Flows From Operating Activities:
  Net income                                                          $  81,446     $  30,410
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
    Depreciation and amortization, including deferred
     financing costs                                                     36,268        31,408
    Gain on sale of discontinued operations, net of tax                 (49,051)
    (Gain) loss on sale of property and equipment                          (797)           11
    Changes in operating assets and liabilities, net of the
     effect of business acquisitions and dispositions:
     Notes and accounts receivable                                       (9,947)       (1,889)
     Merchandise inventories                                             14,744          (101)
     Prepaid expenses                                                     1,366         4,135
     Other assets                                                         1,274          (724)
     Accounts payable                                                   (27,649)      (19,464)
     Accrued expenses                                                    (1,867)        3,091
     Income taxes                                                       (26,726)        8,931
     Other liabilities                                                      (74)       (4,624)
                                                                      ---------     ---------
  Net cash flows provided by operating activities                        18,987        51,184
                                                                      ---------     ---------

Cash Flows From Investing Activities:
  Capital expenditures                                                  (47,042)      (23,226)
  Proceeds from sale of property and equipment                           10,966           280
  Proceeds from sale of discontinued operations                         225,715
  Payment for business acquisitions, net of cash acquired               (38,735)
  Decrease in notes receivable, net                                         254           561
                                                                      ---------     ---------
  Net cash flows provided by (used in) investing activities             151,158       (22,385)
                                                                      ---------     ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                                                    3,000
  Debt issuance costs                                                      (282)         (386)
  Payments of debt and capital lease obligations                       (128,626)       (2,124)
  Payment of dividends to RAC                                           (84,718)
                                                                      ---------     ---------
  Net cash flows (used in) provided by financing activities            (213,626)          490
                                                                      ---------     ---------

Net (Decrease) Increase in Cash and Cash Equivalents                    (43,481)       29,289

Cash and Cash Equivalents, Beginning of Period                          105,741*       90,006
                                                                      ---------     ---------
Cash and Cash Equivalents, End of Period                              $  62,260     $ 119,295
                                                                      =========     =========

Supplemental Cash Flow Information:
Cash paid during the period:
  Interest                                                            $  20,891     $  22,317
  Income taxes                                                           48,977        13,090


See notes to unaudited consolidated financial statements.
*Includes $108 of cash included in assets of discontinued operations.

                           ROUNDY'S SUPERMARKETS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ADOPTION OF NEW CORPORATE NAME

Effective June 3, 2005, Roundy's, Inc. changed its corporate name to Roundy's Supermarkets, Inc.,("Roundy's or the "Company") The corporate name change symbolizes the transformation of Roundy's from a long-time wholesale grocery supplier to a premier grocery retailer. Since 2002, Roundy's added 72 stores through new construction and acquisition under the Pick 'n Save, Copps Food Centers and Rainbow Food banners. The Company has dramatically narrowed its wholesale business to select independent retailers and is optimizing its distribution network to better support its corporate-owned and operated stores.

2.  BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roundy's as of July 2, 2005, and for the thirteen and twenty-six week periods ended July 2, 2005 and July 3, 2004 reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnotes required for complete, audited financial statements. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2005. The results of operations for the thirteen and twenty-six week periods ended July 2, 2005 may not necessarily be indicative of the results that may be expected for the entire fiscal year ending December 31, 2005.

3.  ACQUISITIONS

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

In May 2005, the Company acquired the inventory, equipment, fixtures and leasehold improvements of seven licensed Pick 'n Save grocery stores from Gary and Sharon Gundlach and Maple Grove Supermarkets, L.L.C. ("Gundlach") for approximately $31.0 million (the "Gundlach Acquisition"). Gundlach operated seven Pick 'n Save grocery stores located in the greater Madison, Wisconsin area. Goodwill of approximately $15.1 million resulted from the acquisition, which was accounted for as a purchase. The operating results of these stores are included in the consolidated statements of income after the acquisition date. The consolidated financial statements reflect the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values.

4.  DISCONTINUED OPERATIONS

On March 31, 2005, the Company sold two distribution centers in Lima, Ohio and Westville, Indiana, the related operations and two retail stores located in Ohio (collectively, the "Ohio and Indiana Operations") to Nash-Finch Company ("Nash Finch") for approximately $226 million in cash, subject to certain post-closing adjustments (the "Nash Finch Transaction"). The assets sold consist primarily of inventory, accounts receivable, land, buildings and equipment. The Company realized a preliminary after-tax gain on sale of $49.1 million, which is subject to post-closing adjustments. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of the Ohio and Indiana Operations, which were historically included in the Company's financial results, have been reported as discontinued operations in the consolidated statements of income and consolidated balance sheets for all periods presented.

On March 31, 2005 the Company utilized a portion of the proceeds received from the Nash Finch Transaction to pay down $125 million of its term loan. Interest expense associated with this $125 million portion of the term loan is classified as discontinued operations in all periods presented.

As of January 1, 2005, the Lima, Ohio and Westville, Indiana distribution centers served approximately 480 of the Company's 580 independent retail customers. For the fiscal year ended January 1, 2005, the Ohio and Indiana Operations had annual revenues of approximately $950 million.

5.  EMPLOYEE BENEFIT PLANS

Net periodic benefit costs in the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004 included the following components (in thousands):

                                        Thirteen Weeks Ended        Twenty-six Weeks Ended
                                     ---------------------------   ------------------------
                                       July 2,        July 3,        July 2,        July 3,
                                        2005           2004           2005           2004
                                     ------------   ------------   ----------    ----------
Components of net periodic
benefit costs:
   Service costs                      $  1,497      $  1,817       $  2,994       $ 3,634
   Interest costs                        1,826         1,944          3,652         3,888
   Expected return on plan assets       (1,970)       (1,269)        (3,940)       (2,538)
   Amortization of net actuarial
     loss/(gain)                          (329)           34           (658)           68
                                      --------      --------       --------       -------
   Net periodic benefit cost          $  1,024      $  2,526       $  2,048       $ 5,052
                                      ========      ========       ========       =======


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

During the second quarter 2005, the Company made $0.2 million of contributions to its pension plans. Fiscal 2005 year-to-date, the Company made $0.5 million of contributions to its pension plans. The Company expects its total pension plan contributions for the year ending December 31, 2005 to approximate $4.4 million.

6.  DIVIDEND

On June 6, 2005, the Company made a dividend payment of $84.4 million to its parent company, RAC. Roundy's amended its credit agreement to permit this dividend payment. RAC used the proceeds of this dividend to satisfy a substantial portion of the outstanding accrued dividends on its preferred stock, which enabled the Company and RAC to lower their consolidated weighted average cost of capital by reducing higher cost preferred stock capital with excess cash on hand.

7.  SUBSEQUENT EVENT

On July 28, 2005, the Company announced a plan to transition part of its independent distribution business (representing approximately 50 independent non-Pick 'n Save retail locations) to SUPERVALU INC. These retailers had been serviced out of the Company's Oconomowoc and Stevens Point distribution centers in Wisconsin. The 2004 annual net sales and service fees associated with these customers were approximately $100 million, while the net income associated with this business was not significant. The Company will continue to service its independent customers (25 retail locations) who operate under license with the Pick ' n Save banner. This transition is consistent with the Company's strategy of focusing on and growing its Company-owned retail stores and independently-owned and operated Pick 'n Save retailers.

8.  SEGMENT REPORTING

The Company revised its segment reporting as of January 2, 2005 as reflected in its second quarter and year-to-date financial results. Prior to January 2, 2005, the Company's two reportable segments were "retail" and "wholesale." Effective January 2, 2005, the Company's new reportable segments are "retail" and "independent distribution." Prior periods are reclassified for comparison purposes.

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

(in thousands)                                Thirteen Weeks Ended        Twenty-six Weeks Ended
                                          --------------------------    ------------------------
                                             July 2,        July 3,        July 2,      July 3,
                                              2005           2004           2005         2004
                                          ------------    -----------   ------------   ----------
NET SALES AND SERVICE FEES FROM
  CONTINUING OPERATIONS
  Retail                                  $   824,528    $   749,315    $ 1,601,779    $1,449,798
  Independent distribution                    121,949        245,688        256,102       482,711
                                          -----------    -----------    -----------    ----------
  Consolidated                            $   946,477    $   995,003    $ 1,857,881    $1,932,509
                                          ===========    ===========    ===========    ==========

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES
  Retail                                  $    48,510    $    33,200    $    84,602    $   67,219
  Independent distribution                      3,768          5,268          5,878        10,509
  Corporate and other                         (20,874)       (17,737)       (40,988)      (35,206)
                                          -----------    -----------    -----------    ----------
  Consolidated                            $    31,404    $    20,731    $    49,492    $   42,522
                                          ===========    ===========    ===========    ==========

DEPRECIATION AND AMORTIZATION FROM
  CONTINUING OPERATIONS
  (including amortization of deferred
   financing costs)
  Retail                                  $    13,106    $    10,319    $    26,215    $   20,207
  Independent distribution                        283            272            464           562
  Corporate and other                           3,552          3,602          8,524         7,213
                                          -----------    -----------    -----------    ----------
  Consolidated                            $    16,941    $    14,193    $    35,203    $   27,982
                                          ===========    ===========    ===========    ==========

INTEREST EXPENSE FROM CONTINUING
  OPERATIONS (excluding amortization
   of deferred financing costs)
  Retail                                  $     4,773    $     5,115    $     9,883    $   10,247
  Independent distribution                         11            726            613         1,471
  Corporate and other                           4,622          3,336          8,441         6,273
                                          -----------    -----------    -----------    ----------
  Consolidated                            $     9,406    $     9,177    $    18,937    $   17,991
                                          ===========    ===========    ===========    ==========

CAPITAL EXPENDITURES
  Retail                                  $    19,412    $     8,616    $    30,078    $   15,782
  Independent distribution                      1,231            287          8,763           287
  Corporate and other                           2,797          2,370          7,995         7,047
  Discontinued operations                                         90            206           110
                                          -----------    -----------    -----------    ----------
  Consolidated                            $    23,440    $    11,363    $    47,042    $   23,226
                                          ===========    ===========    ===========    ==========

IDENTIFIABLE ASSETS (AT
  PERIOD-END)
  Retail                                  $ 1,102,222
  Independent distribution                    123,722
  Corporate and other                         170,821
                                          -----------
  Consolidated                            $ 1,396,765
                                          ===========

GOODWILL (AT PERIOD-END)
  Retail                                  $   664,358
  Independent distribution                      3,760
                                          -----------
  Consolidated                            $   668,118
                                          ===========


9.  CONDENSED CONSOLIDATING INFORMATION

The following presents condensed consolidating financial statements of Roundy's and its subsidiaries. All subsidiaries are 100% owned by Roundy's. All of the domestic subsidiaries are guarantors of the Company's 8 7/8% Senior Subordinated Notes due 2012 (the "Notes").


CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended July 2, 2005
(In thousands)
(Unaudited)

                                                       Combined
                                            Roundy's  Subsidiaries Eliminations    Total
                                           ---------  ------------ ------------  ---------
Net Sales and Service Fees                 $ 406,720   $ 835,113    $(295,356)   $ 946,477

Costs and Expenses:
Cost of sales                                362,823     638,258     (290,159)     710,922
Operating and administrative                  37,183     162,075       (5,197)     194,061
Interest expense                               4,940       5,150                    10,090
                                           ---------   ---------    ---------    ---------
                                             404,946     805,483     (295,356)     915,073
                                           ---------   ---------    ---------    ---------


Income from Continuing Operations
  Before Income Taxes                          1,774      29,630                    31,404

Provision for Income Taxes                       727      12,149                    12,876
                                           ---------   ---------    ---------    ---------

Income from Continuing Operations              1,047      17,481                    18,528

Equity in Earnings of Subsidiaries            17,481                  (17,481)
                                           ---------   ---------    ---------    ---------

Net Income                                 $  18,528   $  17,481    $ (17,481)   $  18,528
                                           =========   =========    =========    =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Twenty-six Weeks Ended July 2, 2005
(In thousands)
(Unaudited)

                                                               Combined
                                                Roundy's    Subsidiaries   Eliminations       Total
                                                --------    ------------    -----------   -----------
Net Sales and Service Fees                      $812,399    $ 1,623,648    $ (578,166)   $ 1,857,881

Costs and Expenses:
Cost of sales                                    732,298      1,237,999      (567,888)     1,402,409
Operating and administrative                      74,784        321,174       (10,278)       385,680
Interest expense                                  10,402          9,898                       20,300
                                                --------    -----------    ----------    -----------
                                                 817,484      1,569,071      (578,166)     1,808,389
                                                --------    -----------    -----------   -----------


Income from Continuing Operations
  Before Income Taxes                             (5,085)        54,577                       49,492

Provision for Income Taxes                        (2,085)        22,377                       20,292
                                                --------    -----------    ----------    -----------

Income from Continuing Operations                 (3,000)        32,200                       29,200

Equity in Earnings of Subsidiaries                84,446                      (84,446)

Discontinued Operations, net of tax                               3,195                        3,195

Gain on Sale of Discontinued
  Operations, net of tax                                         49,051                       49,051
                                                --------    -----------    ----------    -----------

Net Income                                      $ 81,446    $    84,446    $  (84,446)   $    81,446
                                                ========    ===========    ==========    ===========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Thirteen Weeks Ended July 3, 2004
(In thousands)
(Unaudited)

                                                             Combined
                                                Roundy's   Subsidiaries  Eliminations    Total
                                                ---------  ------------  ------------  ---------
Net Sales and Service Fees                      $ 421,072    $ 831,402    $(257,471)   $ 995,003

Costs and Expenses:
Cost of sales                                     369,238      662,245     (252,290)     779,193
Operating and administrative                       47,619      142,796       (5,181)     185,234
Interest expense                                    4,758        5,087                     9,845
                                                ---------    ---------    ---------    ---------
                                                  421,615      810,128     (257,471)     974,272
                                                ---------    ---------    ---------    ---------

Income from Continuing Operations
  Before Income Taxes                                (543)      21,274                    20,731

Provision for Income Taxes                           (233)       9,162                     8,929
                                                ---------    ---------    ---------    ---------

Income from Continuing Operations                    (310)      12,112                    11,802

Equity in Earnings of Subsidiaries                 15,266                   (15,266)

Discontinued Operations, net of tax                              3,154                     3,154
                                                ---------    ---------    ---------    ---------

Net Income                                      $  14,956    $  15,266    $ (15,266)   $  14,956
                                                =========    =========    =========    =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Twenty-six Weeks Ended July 3, 2004
(In thousands)
(Unaudited)

                                                               Combined
                                                Roundy's     Subsidiaries  Eliminations     Total
                                                --------     ------------  ------------  -----------
Net Sales and Service Fees                      $823,699     $ 1,594,517    $(485,707)   $ 1,932,509

Costs and Expenses:
Cost of sales                                    739,809       1,235,440     (475,315)     1,499,934
Operating and administrative                      73,301         307,827      (10,392)       370,736
Interest expense                                   9,128          10,189                      19,317
                                                --------     -----------    ---------    -----------
                                                 822,238       1,553,456     (485,707)     1,889,987
                                                --------     -----------    ---------    -----------

Income from Continuing Operations
  Before Income Taxes                              1,461          41,061                      42,522

Provision for Income Taxes                           614          17,681                      18,295
                                                --------     -----------    ---------    -----------

Income from Continuing Operations                    847          23,380                      24,227

Equity in Earnings of Subsidiaries                29,564                      (29,564)

Discontinued Operations, net of tax                               6,183                        6,183
                                                --------     -----------    ---------    -----------

Net Income                                      $ 30,410    $    29,564     $ (29,564)   $    30,410
                                                ========     ===========    =========    ===========



CONDENSED CONSOLIDATING BALANCE SHEETS
As of July 2, 2005
(In thousands)
(Unaudited)

                                                               Combined
                                                  Roundy's   Subsidiaries    Eliminations       Total
                                               ------------  ------------    -----------   -----------
 Assets

Current Assets:
  Cash and cash equivalents                    $    26,940   $    35,320                   $    62,260
  Notes and accounts receivable-net                 23,231        10,235                        33,466
  Merchandise inventories                           44,316       159,341                       203,657
  Prepaid expenses                                   8,789         3,510                        12,299
  Deferred income tax benefits                      14,474                                      14,474
  Assets of discontinued operations                                9,054                         9,054
                                               -----------   -----------     -----------   -----------

    Total current assets                           117,750       217,460                       335,210
                                               -----------   -----------     -----------   -----------

Property and Equipment-Net                          47,175       284,875                       332,050

Other Assets:
  Investment in subsidiaries                       384,941                   $  (384,941)
  Intercompany receivables                         492,342                      (492,342)
  Deferred income tax benefits                       3,039                                       3,039
  Notes receivable                                     396                                         396
  Goodwill and other assets                         49,673       676,397                       726,070
                                               -----------   -----------     -----------   -----------

    Total other assets                             930,391       676,397        (877,283)      729,505
                                               -----------   -----------     -----------   -----------

Total assets                                   $ 1,095,316   $ 1,178,732     $  (877,283)  $ 1,396,765
                                               ===========   ===========     ===========   ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                             $   136,200   $   101,487                   $   237,687
  Accrued expenses                                  52,544        53,758                       106,302
  Current maturities of long-term debt
    and capital lease obligations                    1,390         1,888                         3,278
  Intercompany payable                                           492,342                   $  (492,342)
  Income taxes                                      18,435        22,168                        40,603
  Liabilities of discontinued operations                             967                           967
                                               -----------   -----------    -----------    -----------

    Total current liabilities                      208,569       672,610       (492,342)       388,837
                                               -----------   -----------    -----------    -----------

Long-term Debt and Capital Lease Obligations       417,308        51,485                       468,793
Other Liabilities                                   22,511        69,696                        92,207
                                               -----------   -----------    -----------    -----------

    Total liabilities                              648,388       793,791       (492,342)       949,837
                                               -----------   -----------    -----------    -----------

Shareholder's Equity                               446,928       384,941       (384,941)       446,928
                                               -----------   -----------    -----------    -----------

Total liabilities and shareholder's equity     $ 1,095,316   $ 1,178,732    $  (877,283)   $ 1,396,765
                                               ===========   ===========    ===========    ===========



CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 1, 2005
(In thousands)
                                                                      Combined
                                                       Roundy's     Subsidiaries  Eliminations      Total

                                                     ----------    ------------  ------------  -----------
Assets

Current Assets:
  Cash and cash equivalents                          $    70,941   $    34,692                   $   105,633
  Notes and accounts receivable-net                       19,253        16,398    $    (3,349)        32,302
  Merchandise inventories                                 61,960       145,780                       207,740
  Prepaid expenses                                         5,642         8,117                        13,759
  Deferred income tax benefits                             1,773        12,701                        14,474
  Assets of discontinued operations                                    172,167                       172,167
                                                     -----------   -----------    -----------    -----------
    Total current assets                                 159,569       389,855         (3,349)       546,075
                                                     -----------   -----------    -----------    -----------

Property and Equipment-Net                                35,227       267,605                       302,832

Other Assets:
  Investment in subsidiaries                             397,943                     (397,943)
  Intercompany receivables                               270,116                     (270,116)
  Deferred income tax benefits                             3,039                                       3,039
  Notes receivable                                           341           128                           469
  Goodwill and other assets                              248,871       470,068                       718,939
                                                     -----------   -----------    -----------    -----------

    Total other assets                                   920,310       470,196       (668,059)       722,447
                                                     -----------   -----------    -----------    -----------

Total assets                                         $ 1,115,106   $ 1,127,656    $  (671,408)   $ 1,571,354
                                                     ===========   ===========    ===========    ===========


Liabilities and Shareholder's Equity

Current Liabilities:
  Accounts payable                                   $   150,012   $   113,288    $      (927)   $   262,373
  Accrued expenses                                        63,945        43,463         (2,422)       104,986
  Current maturities of long-term debt
    and capital lease obligations                          2,665         1,900                         4,565
  Intercompany payable                                                 270,116       (270,116)
  Income taxes                                             9,875                                       9,875
  Liabilities of discontinued operations                               175,972                       175,972
                                                     -----------   -----------    -----------    -----------
    Total current liabilities                            226,497       604,739       (273,465)       557,771
                                                     -----------   -----------    -----------    -----------

Long-Term Debt and Capital Lease Obligations             416,786        54,327                       471,113

Other Liabilities                                         21,623        70,647                        92,270
                                                     -----------   -----------    -----------    -----------

    Total liabilities                                    664,906       729,713       (273,465)     1,121,154
                                                     -----------   -----------    -----------    -----------


Shareholder's Equity                                     450,200       397,943       (397,943)       450,200
                                                     -----------   -----------    -----------    -----------

Total liabilities and shareholder's equity           $ 1,115,106   $ 1,127,656    $  (671,408)   $ 1,571,354
                                                     ===========   ===========    ===========    ===========



CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended July 2, 2005
(In thousands)
(Unaudited)

                                                                              Combined
                                                                Roundy's   Subsidiaries   Total
                                                               ---------   ------------  ---------
Net Cash Flows (Used in) Provided by Operating Activities:     $  50,053    $ (31,066)   $  18,987
                                                               ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                           (16,355)     (19,721)     (36,076)
  Proceeds from sale of discontinued operations                  225,715                   225,715
  Payment for business acquisitions, net of cash acquired                     (38,735)     (38,735)
  Notes receivable                                                    73          181          254
                                                               ---------    ---------    ---------
  Net cash flows provided by (used in) investing activities      209,433      (58,275)     151,158
                                                               ---------    ---------    ---------

Cash Flows From Financing Activities:
  Payments of debt and capital lease obligations                (127,672)        (954)    (128,626)
  Payment of dividend to RAC                                     (84,718)                  (84,718)
  Intercompany receivables-net                                   (90,815)      90,815
  Debt issuance costs                                               (282)                     (282)
                                                               ---------    ---------    ---------
  Net cash flows used in financing activities                   (303,487)      89,861     (213,626)
                                                               ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents             (44,001)         520      (43,481)

Cash And Cash Equivalents, Beginning Of Period                    70,941       34,800      105,741
                                                               ---------    ---------    ---------
Cash And Cash Equivalents, End Of Period                       $  26,940    $  35,320    $  62,260
                                                               =========    =========    =========




CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the period ended July 3, 2004
(In thousands)
(Unaudited)

                                                                              Combined
                                                                Roundy's   Subsidiaries    Total
                                                               ---------   ------------  ---------
Net Cash Flows Provided by Operating Activities:               $ (13,243)   $  64,427    $  51,184
                                                               ---------    ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures-net of proceeds                            (4,282)     (18,664)     (22,946)
  Notes receivable                                                    73          488          561
                                                               ---------    ---------    ---------
  Net cash flows used in investing activities                     (4,209)     (18,176)     (22,385)
                                                               ---------    ---------    ---------

Cash Flows From Financing Activities:
  Proceeds from long-term borrowings                               3,000                     3,000
  Payments of debt and capital lease obligations                  (1,257)        (867)      (2,124)
  Intercompany receivables-net                                    47,490      (47,490)
  Debt issuance costs                                               (386)                     (386)
                                                               ---------    ---------    ---------
  Net cash flows (used in) provided by financing activities       48,847      (48,357)         490
                                                               ---------    ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents              31,395       (2,106)      29,289

Cash And Cash Equivalents, Beginning Of Period                    49,059       40,947       90,006
                                                               ---------    ---------    ---------
Cash And Cash Equivalents, End Of Period                       $  80,454    $  38,841    $ 119,295
                                                               =========    =========    =========

Results of Operations

The following table sets forth each category of statement of income data as a percentage of net sales and service fees.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

                                                          Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                          ---------------------------------------------  -------------------------------------------
                                                 July 2, 2005           July 3, 2004         July 2, 2005          July 3, 2004
                                          ----------------------   --------------------  ------------------    ---------------------
Statement of Income Data
(Dollars in thousands):
Net Sales and Service Fees                    $  946,477     100.0%  $ 995,003   100.0%  $1,857,881     100.0%  $1,932,509    100.0%

Cost and Expenses:
   Cost of sales                                 710,922      75.1     779,193    78.3    1,402,409      75.5    1,499,934     77.6
   Operating and administrative                  194,061      20.5     185,234    18.6      385,680      20.7      370,736     19.2
   Interest expense (including amortization
    of deferred financing costs)                  10,090       1.1       9,845     1.0       20,300       1.1       19,317      1.0
                                              ----------     -----   ---------   -----   ----------     -----   ----------    -----
                                                 915,073      96.7     974,272    97.9    1,808,389      97.3    1,889,987     97.8
                                              ----------     -----   ---------   -----   ----------     -----   ----------    -----

Income from continuing operations
   before income taxes                            31,404       3.3      20,731     2.1       49,492       2.7       42,522      2.2

Provision for income taxes                        12,876       1.3       8,929     0.9       20,292       1.1       18,295      0.9
                                              ----------     -----   ---------   -----   ----------     -----   ----------    -----

Income from continuing operations                 18,528       2.0      11,802     1.2       29,200       1.6       24,227      1.3

Discontinued operations, net of tax                                      3,154     0.3        3,195       0.2        6,183      0.3

Gain on sale of discontinued
   operations, net                                                                           49,051       2.6
                                              ----------     -----   ---------   -----   ----------     -----   ----------    -----

Net income                                    $   18,528       2.0%  $  14,596     1.5%  $   81,446       4.4%  $   30,410      1.6%
                                              ==========     =====   =========   =====   ==========     =====   ==========    =====


Change in Segment Reporting

The Company revised its segment reporting as of January 2, 2005 as reflected in its second quarter and year-to-date financial results. Prior to January 2, 2005, the Company's two reportable segments were "retail" and "wholesale." Effective January 2, 2005, the Company's new reportable segments are "retail" and "independent distribution." Prior periods are reclassified for comparison purposes.

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

(in thousands)                        Thirteen Weeks Ended         Twenty-six Weeks Ended
                                  --------------------------     --------------------------
                                     July 2,       July 3,          July 2,         July 3,
                                      2005          2004             2005            2004
                                  ------------   -----------     -----------    -----------
Net Sales and Service Fees
  Retail                          $  824,528     $ 749,315       $ 1,601,779    $ 1,449,798
  Independent distribution           121,949       245,688           256,102        482,711
                                  ----------     ---------       -----------    -----------

Total                             $  946,477     $ 995,003       $ 1,857,881    $ 1,932,509
                                  ==========     =========       ===========    ===========



Costs and Expenses

Costs and expenses consist of cost of sales, operating and administrative expenses and interest expense. Effective January 2, 2005, the Company has classified freight and other distribution center expenses associated with its retail segment from operating expenses to retail cost of sales (including depreciation and amortization expenses) in order to be more comparable with other supermarket operators. Amounts previously reported have been reclassified to conform to the current presentation.

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


Thirteen Weeks Ended July 2, 2005 Compared With Thirteen Weeks Ended
July 3, 2004

Continuing Operations

Net Sales and Service Fees
Net sales and service fees were $946.5 million for the second quarter 2005, a decrease of $48.5 million, or 4.9%, from $995.0 million for the second quarter 2004. Retail sales were $824.5 million for the second quarter 2005, an increase of $75.2 million, or 10.0%, from $749.3 million for the second quarter 2004. This increase in retail sales was primarily due to the effect of four acquired store groups, consisting of 17 additional stores in total, which operated under the Company's ownership during all or part of the second quarter 2005 but were not operated by the Company for the entire second quarter 2004 (collectively, the "17 Acquired Stores"). The 17 Acquired Stores contributed approximately $79.5 million to the second quarter 2005 retail sales increase. As of July 2, 2005, Roundy's operated 132 retail grocery stores including 74 Pick 'n Save stores, 26 Copps Food Stores ("Copps") and 32 Rainbow Foods ("Rainbow") stores.

Same-store sales at Company-owned retail stores (including the results of Pick 'n Save-licensed stores operated by their prior owners) decreased 1.6% from the comparable 13-week period of 2004. The decrease was partially attributable to the timing of the Easter and July Fourth holidays that created a challenging prior year comparison, and the fact that several of the Company's new stores, whose results are not included in the Company's same-store sales, cannibalized sales at certain of the Company's previously existing stores. Same-store sales in the second quarter of 2005, excluding the effects of the timing of the holidays and the cannibalization effects, increased approximately 0.6%.

Independent distribution sales were $121.9 million for the second quarter 2005, a decrease of $123.8 million, or 50.4%, from $245.7 million for the second quarter 2004. This decrease was primarily attributable to lost business associated with the closure of the Company's Eldorado, Illinois and Evansville, Indiana distribution facilities (the "Southern Division") in early September 2004 and the loss of independent distribution sales due to the McAdams Acquisition and the Gundlach Acquisition. Sales and profitability associated with supplying the McAdams and Gundlach stores were previously reflected in the independent distribution segment prior to these acquisitions.

Gross Profit
Gross profit was $235.6 million for the second quarter 2005, an increase of $19.8 million, or 9.2%, from $215.8 million for the second quarter 2004. Gross profit, as a percentage of net sales and service fees, for the second quarter 2005 and 2004 was 24.9% and 21.7%, respectively. The increase in gross profit and gross profit percentage was primarily due to an increased volume and concentration of sales in the retail segment, which has a higher gross profit percentage than the Company's independent distribution segment. Retail sales for the second quarter 2005 represented 87.1% of net sales and service fees compared with 75.3% for the second quarter 2004. The increase in retail sales concentration was primarily due to the 17 Acquired Stores and the effect of the Southern Division closure. The retail gross profit percentage was 27.5% and 26.0% for the second quarter of 2005 and 2004, respectively. The increase in retail gross profit percentage was primarily attributable to a greater percentage of higher-margin perishable sales as compared to total sales. The second quarter 2005 independent distribution segment gross profit percentage was 8.0% compared with 8.6% in the second quarter 2004. The decrease in independent distribution gross profit percentage was primarily attributable to reduced perishable gross margins.

Operating and Administrative Expenses
Operating and administrative expenses were $194.1 million for the second quarter 2005, an increase of $8.9 million, or 4.8%, from $185.2 million for the second quarter 2004. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 20.5% for the second quarter 2005 compared with 18.6% for the second quarter 2004. The percentage increase was primarily attributable to the growth of the Company's retail segment, which has a significantly higher ratio of operating costs to sales than the Company's independent distribution segment and partially due to lower volumes in independent distribution. While retail operating and administrative expenses increased by $16.1 million due to the growth of the Company's retail segment, these expenses remained flat at 20.9% of retail sales for both quarters due to consistent operating expense control. Independent distribution operating and administrative expenses decreased to 4.9% of independent distribution sales for the second quarter 2005 from 6.1% for the second quarter 2004. This decrease was primarily due to operational and productivity improvements in the Company's independent distribution operations. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $12.7 million for the second quarter 2005 compared with $10.8 million for the second quarter 2004. The increase was primarily attributable to the full year effect of building the Company's merchandising and procurement management team.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $9.4 million and $9.2 million for the second quarter 2005 and 2004, respectively. The increase was primarily due to a net increase in interest rates on the Company's term loan as compared to last year.

Income Taxes
Provision for income taxes was $12.9 million for the second quarter 2005, an increase of $4.0 million from $8.9 million for the second quarter 2004. The effective income tax rate for the second quarter 2005 and 2004 was 41.0% and 43.1%, respectively.

Income From Continuing Operations
Income from continuing operations was $18.5 million for second quarter 2005, an increase of $6.7 million from $11.8 million for the second quarter 2004. This improvement was primarily driven by the factors discussed above, partially offset by higher depreciation expense in the second quarter 2005 as compared with the second quarter 2004. The income from continuing operations margin was 2.0% and 1.2% for the second quarter of 2005 and the second quarter of 2004, respectively.


Twenty-six Weeks Ended July 2, 2005 Compared With Twenty-six Weeks Ended July 3, 2004

Continuing Operations

Net Sales and Service Fees
Net sales and service fees were $1,857.9 million for the six months ended July 2, 2005, a decrease of $74.6 million, or 3.9%, from $1,932.5 million for the six months ended July 3, 2004. Retail sales were $1,601.8 million for 2005, an increase of $152.0 million, or 10.5%, from $1,449.8 million for 2004. This increase in retail sales was primarily due to the effect of four acquired store groups, consisting of 20 additional stores in total, which operated under the Company's ownership during all or part of the six months ended July 2, 2005 but were not operated by the Company for the entire six months ended July 3, 2004 (collectively, the "20 Acquired Stores"). The 20 Acquired Stores contributed approximately $145.7 million to the year-to-date 2005 retail sales increase.

Year-to-date 2005 same-store sales at the Company's retail stores (including the results of Pick 'n Save-licensed stores operated by their prior owners) decreased 0.3% from the comparable twenty-six week period of 2004. The decrease was partially attributable to the timing of the July Fourth holiday and the fact that several of the Company's new stores, whose results are not included in the Company's same-store sales, cannibalized sales at certain of the Company's existing stores. Same-store sales in the six-months ending July 2, 2005, excluding the effects of the timing of the July Fourth holiday and the cannibalization effects, increased approximately 0.9%.

Independent distribution sales were $256.1 million for 2005, a decrease of $226.6 million, or 46.9%, from $482.7 million for the comparable period in 2004. This decrease was primarily due to lost business associated with the closure of the Southern Division and the loss of independent distribution sales due to the McAdams Acquisition and the Gundlach Acquisition. Prior to the McAdams Acquisition and the Gundlach Acquisition, sales and profitability associated with supplying these stores were reflected in the independent distribution segment.

Gross Profit
Gross profit was $455.5 million for the six months ended July 2, 2005, an increase of $22.9 million, or 5.3%, from $432.6 million for the comparable period in 2004. Gross profit, as a percentage of net sales and service fees, for 2005 and 2004 was 24.5% and 22.4%, respectively. The increase in gross profit and gross profit percentage was primarily due to the increased volume and concentration of sales in the retail segment, which has a higher gross profit percentage than its independent distribution segment. Retail sales for the six months ended July 2, 2005 represented 86.2% of net sales and service fees compared with 75.0% for 2004. The increase in retail sales concentration was primarily due to the 20 Acquired Stores and the effect of the Southern Division closure. The retail gross profit percentage was 27.1% and 26.9% for 2005 and 2004, respectively. The increase in retail gross profit percentage was primarily attributable to a greater percentage of higher-margin perishable sales as compared to total sales. The year-to-date 2005 independent distribution segment gross profit percentage was 8.2% compared with 8.9% for the comparable period in 2004. The decrease in independent distribution gross profit percentage was primarily attributable to reduced perishable gross margins.

Operating and Administrative Expenses
Operating and administrative expenses were $385.7 million for 2005, an increase of $15.0 million, or 4.0%, from $370.7 million for 2004. Operating and administrative expenses, as a percentage of net sales and service fees, increased to 20.8% for 2005 compared with 19.2% for 2004. The percentage increase was primarily attributable to the growth of the Company's retail segment, which has a significantly higher ratio of operating costs to sales than the Company's independent distribution segment. While retail operating and administrative expenses increased by $27.6 million due to the growth of the Company's retail segment, these expenses decreased to 21.2% of retail sales for 2005 compared with 21.6% for 2004. This decrease in retail operating and administrative expenses as a percentage of net sales was primarily attributable to improved operating expense control. Independent distribution operating and administrative expenses decreased to 5.6% of independent distribution sales for 2005 compared with 6.4% for 2004. This decrease was primarily due to operational and productivity improvements in the Company's independent distribution operations. In addition, corporate and other operating expenses (excluding depreciation and amortization) were $24.0 million for 2005 compared with $21.7 million for 2004. The increase was primarily attributed to the full year effect of building the Company's merchandising and procurement management team.

Interest Expense
Interest expense (excluding the amortization of deferred financing costs) was $18.9 million and $18.0 million for 2005 and 2004, respectively. The increase was primarily due to a net increase in interest rates on the Company's term loan as compared to last year.

Income Taxes
Provision for income taxes was $20.3 million for 2005, an increase of $2.0 million from $18.3 million for 2004. The effective income tax rate for 2005 and 2004 was 41.0% and 43.0%, respectively.

Income From Continuing Operations
Income from continuing operations was $29.2 million for 2005, an increase of $5.0 million from $24.2 million for 2004. This increase was driven by the factors discussed above, offset partially by higher depreciation and interest expense in the six months ending July 2, 2005. The income from continuing operations margin was 1.6% and 1.3% for 2005 and 2004, respectively.

Discontinued Operations
On March 31, 2005, the Company sold its Ohio and Indiana Operations to Nash Finch for approximately $226 million in cash, subject to certain post-closing adjustments. The activity related to the Ohio and Indiana Operations is classified as discontinued operations in all periods presented. Income from discontinued operations was $3.2 million and $6.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively. The Company realized an after-tax gain on the sale of approximately $49.1 million, which is subject to post-closing adjustments. The higher tax rate of 53.9% on the gain is primarily reflective of non-deductible book goodwill. The Company utilized a portion of the proceeds received from the Nash Finch Transaction to pay down $125 million of its term loan on March 31, 2005. Interest expense associated with this $125 million portion of the term loan is classified as discontinued operations in all periods presented.

Net Income
Net income was $81.4 million for 2005, a $51.0 million increase from $30.4 million in the prior year. The increase was primarily due to the $49.1 million after-tax gain on the sale of the Ohio and Indiana Operations.

Liquidity and Capital Resources
The Company's principal sources of cash are operating activities and borrowings. The Company's cash and cash equivalents totaled $62.3 million at July 2, 2005, compared with $105.7 million at January 1, 2005. Cash flows provided by operating activities were $19.0 million for the twenty-six weeks ended July 2, 2005, compared with $51.2 million for the twenty-six weeks ended July 3, 2004. The decrease in cash flows from operating activities was primarily due to higher income tax payments, which were primarily related to the gain on the sale of discontinued operations.

Net cash provided by investing activities was $151.2 million for the twenty-six weeks ended July 2, 2005 compared with $22.4 million of cash used in investing activities for the twenty-six weeks ended July 3, 2004. The twenty-six weeks ended July 2, 2005 includes cash received from the sale of the Company's Ohio and Indiana Operations to Nash Finch for approximately $226 million offset somewhat by cash paid for business acquisitions of $38.7 million.

Total capital expenditures were $47.0 million for the twenty-six weeks ended July 2, 2005 compared with $23.2 million for the twenty-six weeks ended July 3, 2004. The 2005 expenditures related primarily to the Company's new retail stores, remodel expenditures on existing stores and expenditures related to the Company's new distribution center in Oconomowoc, Wisconsin. Total capital expenditures for Fiscal 2005, excluding any acquisitions, are estimated to be approximately $100.0 million.

Net cash used in financing activities were $213.6 million for the twenty-six weeks ended July 2, 2005 compared with $0.5 million provided for the twenty-six weeks ended July 3, 2004. Cash used in financing activities in both years was primarily related to repayment of outstanding debt, which included a $125 million payment on the Company's term loan on March 31, 2005 funded with a portion of the proceeds from the sale of the Company's Ohio and Indiana Operations. In addition, on June 6, 2005, the Company made a dividend payment of $84.4 million to its parent company, RAC. Roundy's amended its credit agreement to permit this dividend payment. RAC used the proceeds of this dividend to satisfy a substantial portion of the outstanding accrued dividends on its preferred stock, which enabled the Company and RAC to lower their consolidated weighted average cost of capital by reducing higher cost preferred stock capital with excess cash on hand.

As of July 2, 2005, the Company had a working capital deficit of $53.6 million compared with an $11.7 million deficit at January 2, 2005. The change was primarily due to decreased cash balances.

The Company has significant debt service obligations, including interest, in future years. The Company is subject to a credit agreement with various lenders, allowing it to borrow $250.0 million under a term loan, and up to $125.0 million under a revolving line of credit. There are no outstanding borrowings under the revolving line of credit, except for outstanding letters of credit of $16.8 million. On March 31, 2005, the Company repaid $125 million of its term loan. The outstanding balance on the Company's term loan at July 2, 2005 was $118.4 million. As a result of the $125 million payment on the Company's term loan on March 31, 2005, the amortization schedule on the Company's term loan was amended. Beginning in the second quarter of 2005, the term loan is repayable in quarterly installments of $305,270 through June 30, 2008 followed by four quarterly payments of $28.7 million through June 30, 2009. In addition, the Company issued $300.0 million in aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the "Notes") of which $225.0 million was issued in June 2002 and $75.0 million was issued in December 2002.

The Company's senior credit facility contains various restrictive covenants which: (i) prohibit it from prepaying other indebtedness, (ii) require it to maintain specified financial ratios, such as (a) a minimum fixed charge coverage ratio, (b) a maximum ratio of senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") and (c) a maximum ratio of total debt to EBITDA; and (iii) require it to satisfy financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits the Company from declaring or paying any dividends and prohibits it from making any payments with respect to the Notes if the Company fails to perform its obligations under or fails to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility. The Company was in compliance with its quarterly covenants at July 2, 2005.

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



                                       ROUNDY'S SUPERMARKETS, INC.
                                       -----------------------------------------
                                             (Registrant)





Date:    August 12, 2005               /s/ROBERT A. MARIANO
         ---------------               -----------------------------------------
                                       Robert A. Mariano, Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)





                                       ROUNDY'S SUPERMARKETS, INC.
                                       -----------------------------------------
                                             (Registrant)





Date:    August 12, 2005               /s/DARREN W. KARST
         ---------------               -----------------------------------------
                                       Darren W. Karst, Executive Vice President
                                       and Chief Financial Officer
                                       (Principal Financial Officer)

                           Roundy's Supermarkets, Inc.
     Quarterly Report on Form 10-Q under the Securities Exchange Act of 1934 for the quarter ended July 2, 2005

                                  EXHIBIT INDEX

The following exhibits to the Annual Report are filed herewith or, where noted, are incorporated by reference herein:

      Exhibit
        No.                         Description
       ----                         -----------
        2.1 Share Exchange Agreement dated April 8, 2002 by and between Roundy's Acquisition Corp. and Roundy's, Inc.
                     (n/k/a Roundy's Supermarkets, Inc.) (1)
        2.2 Asset Purchase Agreement dated February 21, 2003 among Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), The Copps Corporation, Kohl's Food Stores, Inc. and The Great Atlantic & Pacific Tea Company, Inc. (2)
        2.3 Asset Purchase Agreement dated May 2, 2003, by and between Fleming Companies, Inc., Rainbow Foods Group, Inc.,
                     RBF Corp., and Roundy's, Inc. (n/k/a Roundy's
                     Supermarkets, Inc.) (3)
        2.4 First Amendment dated June 4, 2003 to Asset Purchase Agreement dated May 2, 2003 by and between Fleming Companies, Inc., Rainbow Foods Group, Inc., RBF Corp., and Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) (4)
        2.5 Asset Purchase Agreement dated July 9, 2004 by and between McAdams, Inc., certain shareholders of McAdams, Inc., Ultra Mart Foods, Inc. and Roundy's. Inc. (n/k/a Roundy's Supermarkets, Inc.) (5)
        2.6 Asset Purchase Agreement dated as of February 24, 2005 between Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) and Nash-Finch Company. (6)
        3.1 Roundy's Supermarkets, Inc. Amended and Restated Articles of Incorporation. [FILED HEREWITH]
        3.2          Amended and Restated By-Laws of Roundy's, Inc.
                     (n/k/a Roundy's Supermarkets, Inc.) (7)
        4.1          Indenture of Trust dated June 6, 2002 between
                     Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.)
                     and BNY Midwest Trust Company, as Trustee. (8)
        4.2 Form of $225,000,000 Roundy's, Inc.(n/k/a Roundy's Supermarkets, Inc.) 8 7/8% Senior Subordinated
                     Notes due 2012. (9)
        4.3 Form of $75,000,000 Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) 8 7/8% Senior Subordinated
                     Notes due 2012. (9)
        4.4          Form of Guaranty issued by Cardinal Foods, Inc.,
                     Holt Public Storage, Inc., Insurance Planners, Inc., I.T.A., Inc., Jondex Corp., Kee Trans, Inc.,
                     Mega Marts, Inc., Midland Grocery of Michigan, Inc.,
                     Pick 'n Save Warehouse Foods, Inc., Ropak, Inc., Rindt Enterprises, Inc., Scot Lad Foods, Inc., Scot Lad-Lima, Inc., Shop-Rite, Inc., Spring Lake Merchandise, Inc., The Copps Corporation, The Midland Grocery Company, Ultra Mart Foods, Inc., and Village Market, LLC as Guarantors of the Registrant's $225,000,000 Roundy's, Inc. (n/k/a Roundy's
                     Supermarkets, Inc.)    8 7/8% Senior Subordinated Notes
                     due 2012 and $75,000,000 Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) 8 7/8% Senior Subordinated
                     Notes due 2012. (10)
       10.1 $375,000,000 Credit Agreement among Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), as Borrower, The Several Lenders from Time to Time Parties thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.,
                     "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A.,
                     Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents Dated as of June 6, 2002. (11)(12)
       10.2 First Amendment to the Credit Agreement, dated as of December 10, 2002, among Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co. Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (13)
       10.3 Guarantee and Collateral Agreement made by Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) and certain of its Subsidiaries in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent Dated as of June 6, 2002. (14)
       10.4 Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz. (15)
       10.5 Amendment dated March 31, 1998 to Form of Deferred Compensation Agreement between the Registrant and certain executive officers including Messrs. Schmitt and Kitz. (16)
       10.6 Second Amendment dated June 3, 1998 to Form of Deferred Compensation Agreement for certain executive officers including Messrs. Kitz and Schmitt. (17)
       10.7 Directors and Officers Liability and Corporation Reimbursement Policy issued by American Casualty
                     Company of Reading, Pennsylvania (CNA Insurance Companies) as of June 13, 1986. (18)
       10.8 Employment Agreement dated June 6, 2002 between Registrant and Robert F. Mariano. (19)
       10.9 Employment Agreement dated June 6, 2002 between Registrant and Darren W. Karst. (20)
       10.10 Employment Agreement dated December 27, 2002 between Registrant and Donald S. Rosanova. (21)
       10.11         Excerpts from Roundy's, Inc. (n/k/a Roundy's
                     Supermarkets, Inc.) Board of Directors resolution adopted March 19, 2002 relating to group term carve-out, executive extension on COBRA continuation rights and professional outplacement services for Company Officers, including Messrs. Fryda, Schmitt and Kitz. (22)
       10.12 Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) Deferred Compensation Plan Amended and Restated August 13,
                     2002. (23)
       10.13 Investor Rights Agreement dated June 6, 2002 by and among Roundy's Acquisition Corp., Willis Stein
                     & Partners III, L.P., Willis Stein & Partners III-C, L.P., Willis Stein & Partners Dutch III-A, L.P., and Willis
                     Stein & Partners Dutch III-B, L.P., the investors listed on the Schedule of Co-investors, and certain executive employees of Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) (24)
       10.14 First Amendment dated October 28, 2002 to Investor Rights Agreement dated June 6, 2002, including form of Transfer Notice and Joinder Agreement. (25)
       10.15 Second Amendment dated May 12, 2003 to $375,000,000 Credit Agreement dated as of June 6, 2002 among Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), as Borrower, The Several Lenders from Time to Time Parties thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent, Canadian Imperial Bank of Commerce, as Syndication Agent, Bank One, Wisconsin, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, LaSalle Bank National Association, Associated Bank, N.A., Harris Trust and Savings Bank, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as Documentation Agents dated as of June 6, 2002. (26)
       10.16 Third Amendment dated as of March 29, 2004, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002 and May 12, 2003 among Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (27)
       10.17 Fourth Amendment dated as of March 10, 2005, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002, May 12, 2003 and March 29, 2004 among Roundy's Acquisition Corp., Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.), as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns &
                     Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (28)
       10.18 Net Lease Agreement dated May 19, 2004 between Registrant and Pabst Farms-RDC, LLC. (29)
       10.19 Fifth Amendment dated as of May 20, 2005, to $375,000,000 Credit Agreement dated as of June 6, 2002 and amended as of December 10, 2002, May 12, 2003, March 29, 2004 and
                     March 10, 2005 among Roundy's Acquisition Corp.,
                     Roundy's, Inc. (n/k/a Roundy's Supermarkets, Inc.) as Borrower, the several banks, financial institutions and other entities from time to time parties thereto, Bear Stearns & Co., Inc., as sole lead arranger and sole bookrunner, Bear Stearns Corporate Lending, Inc., as administrative agent, Canadian Imperial Bank of Commerce, as syndication agent, and the institutions listed in the Credit Agreement as documentation agents. (30)
       31.1          Certification of Principal Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of
                     2002. [FILED HEREWITH]
       31.2          Certification of Principal Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of
                     2002. [FILED HEREWITH]
       32.1          Certification of Principal Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002. [FILED HEREWITH]
       32.2          Certification of Principal Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002. [FILED HEREWITH]

------

     (1) Incorporated by reference to Exhibit 2.1 to Registrant's Registration Statement on Form S-4 filed on August 2, 2002 (Commission File No. 333-97623)
     (2) Incorporated by reference to Exhibit 2.5 to Registrant's Quarterly Report on Form 10-Q for the period ended March 29, 2003 filed with the Commission on May 9, 2003 (Commission File No. 002-94984)
     (3) Incorporated by reference to Exhibit 2.9 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (4) Incorporated by reference to Exhibit 2.10 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (5) Incorporated by reference to Exhibit 2.7 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)
     (6) Incorporated by reference to Exhibit 2.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (Commission File No. 002-94984)
     (7) Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (Commission File No. 333-97623)
     (8) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (9) Incorporated by reference to Exhibits A-1 and A-2 to the Indenture of Trust, Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (10)     Incorporated by reference to Exhibit E to the Indenture of Trust,
              Exhibit 4.1 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (11) Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (12) The Exhibits listed on page v of the Credit Agreement, Exhibit 10.2, consist of the form of Guarantee and Collateral Agreement and the exhibits thereto which are included as part of Exhibit 10.5.
     (13) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on January 28, 2003 (File No. 333-102779)
     (14) Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (15) Incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-2 (File No.
              33-57505) dated April 24, 1997
     (16) Incorporated by reference to Exhibit 10.1(a) to Registrant's Registration Statement on Form S-2 filed with the Commission on April 28, 1998 (Commission File No. 33-57505)
     (17) Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the period ended October 3, 1998, filed with the Commission on November 10, 1998 (Commission File No. 002-94984)
     (18) Incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1987, filed with the Commission on April 3, 1987 (Commission File Nos. 002-66296
              and 002-94984)
     (19) Incorporated by reference to Exhibit 10.18 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (20) Incorporated by reference to Exhibit 10.19 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (21) Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (22) Incorporated by reference to Exhibit 10.23 to Registrant's Registration Statement on Form S-4 filed with the Commission on August 2, 2002 (File No. 333-97623)
     (23) Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Registrant's Registration Statement on Form S-4 filed with the Commission on October 18, 2002 (File No. 333-97623)
     (24) Incorporated by reference to Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (25) Incorporated by reference to Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed with the Commission on March 27, 2003 (Commission File No. 002-94984)
     (26) Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2003 (File No. 002-94984)
     (27) Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 filed with the Commission on March 29, 2004 (Commission File No. 002-94984)
     (28) Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (Commission File No. 002-94984)
     (29) Incorporated by reference to Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the period ended July 3, 2004, filed with the Commission on August 13, 2004 (Commission File No. 002-94984)
     (30) Incorporated by reference to Exhibit 10.21 to Registrant's Current Report on Form 8-K filed with the Commission on May 25, 2005 (Commission file No. 002-94984)